Form 10-Q
period 2010-09-30
COMPLETE GENOMICS INC
filed 2010-12-22
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34939

Complete Genomics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3226545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2071 Stierlin Court Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

(650) 943-2800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,916,421.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

Page
Part I — Financial Information

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the period from June 14, 2005 (Date of Inception) to September 30, 2010	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and cumulative period from June 14, 2005 (Date of Inception) to September 30, 2010	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Part II — Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. (Removed and Reserved)	50

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures	53

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$10,496	$7,765
Accounts receivable	2,971	1,288
Inventory	2,955	354
Prepaid expenses	503	5,156
Other current assets	304	456

Total current assets	17,229	15,019
Property and equipment, net	25,267	14,864
Other assets	2,307	395

Total assets	$44,803	$30,278

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,876	$4,281
Accrued liabilities	2,599	2,032
Notes payable, current	4,603	4,440
Deferred revenue	3,429	1,302

Total current liabilities	15,507	12,055
Notes payable, net of current	180	3,510
Deferred rent, net of current	4,495	5,017
Convertible preferred stock warrant and purchase right liability	12,812	1,553

Total liabilities	32,994	22,135

Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.001—15,134,722 shares authorized and 13,094,629 shares issued and outstanding at September 30, 2010; 6,933,332 shares authorized and 6,472,996 shares issued and outstanding at December 31, 2009; (liquidation value—$202,811 and $127,721 at September 30, 2010 and December 31, 2009, respectively)	126,243	85,833

Stockholders’ deficit
Common stock, $0.001 par value—28,067,001 shares authorized and 960,071 shares issued and outstanding at September 30, 2010; 13,333,334 shares authorized and 94,281 shares issued and outstanding at December 31, 2009	1	—
Additional paid-in capital	14,149	3,471
Deficit accumulated during the development stage	(128,584)	(81,161)

Total stockholders’ deficit	(114,434)	(77,690)

Total liabilities, convertible preferred stock and stockholders’ deficit	$44,803	$30,278

See accompanying notes to condensed financial statements.

COMPLETE GENOMICS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative period from June 14, 2005 (date of
	Three months ended September 30,		Nine months ended September 30,		inception) to September 30,
	2010	2009	2010	2009	2010
	(in thousands, except share and per share amounts)
Revenue	$4,161	$—	$5,586	$—	$6,209

Operating expenses:
Start-up production costs	6,007	1,258	14,992	2,271	20,025
Research and development	4,954	5,638	16,051	16,087	76,145
General and administrative	2,330	1,352	7,192	3,472	18,171
Sales and marketing	1,591	366	4,130	986	6,973

Total operating expenses	14,882	8,614	42,365	22,816	121,314

Loss from operations	(10,721)	(8,614)	(36,779)	(22,816)	(115,105)

Interest expense	(908)	(1,073)	(2,052)	(3,124)	(6,717)
Interest and other income (expense), net	(8,827)	439	(8,592)	369	(6,762)

Net loss	(20,456)	(9,248)	(47,423)	(25,571)	(128,584)

Deemed dividend related to beneficial conversion feature of Series E convertible preferred stock	(405)	—	(405)	—	(405)

Net loss attributed to common stockholders	$(20,861)	$(9,248)	$(47,828)	$(25,571)	$(128,989)

Net loss per share attributed to common stockholders—basic and diluted	$(21.87)	$(98.10)	$(66.78)	$(276.23)

Weighted-average shares of common stock outstanding used in computing net loss per share attributed to common stockholders—basic and diluted	954,022	94,268	716,185	92,571

See accompanying notes to condensed financial statements.

COMPLETE GENOMICS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative period from June 14, 2005 (date of
	Nine months ended September 30,		inception) to September 30,
	2010	2009	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(47,423)	$(25,571)	$(128,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,533	3,082	14,494
Amortization of debt issuance costs	194	195	757
Issuance of common stock in exchange for intellectual property	—	—	69
Issuance of common stock to founders	1,840	—	1,840
Change in fair value of convertible preferred stock warrant liability and stock purchase right	8,593	(362)	7,618
Stock-based compensation	1,311	509	3,169
Noncash interest expense related to the promissory notes and notes payable	1,325	2,070	3,441
(Gain) loss on the disposal of property and equipment	36	(32)	573
Changes in assets and liabilities
Accounts receivable	(1,683)	(180)	(2,971)
Inventory	(2,601)	(163)	(2,955)
Prepaid expenses	4,653	(764)	(491)
Other current assets	109	169	(99)
Other assets	(603)	(158)	(834)
Accounts payable	1,203	(147)	3,026
Accrued liabilities	567	2,186	2,599
Deferred revenue	2,127	433	3,429
Deferred rent	(522)	3,697	4,495

Net cash used in operating activities	(25,341)	(15,036)	(90,424)

Cash flows from investing activities
Purchase of property and equipment	(18,040)	(5,327)	(39,944)

Net cash used in investing activities	(18,040)	(5,327)	(39,944)

See accompanying notes to condensed financial statements.

COMPLETE GENOMICS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative period from June 14, 2005 (date of
	Nine months ended September 30,		inception) to September 30,
	2010	2009	2010
	(in thousands)
Cash flows from financing activities
Proceeds from promissory notes	22,243	14,725	37,968
Proceeds from notes payable	—	—	17,000
Repayment of notes payable	(3,283)	(2,953)	(12,576)
Proceeds from issuance of convertible preferred stock, net of issuance costs	27,033	27,164	98,322
Proceeds from issuance of common stock	—	—	2
Exercise of stock options	119	4	148

Net cash provided by financing activities	46,112	38,940	140,864

Net increase in cash and cash equivalents	2,731	18,577	10,496
Cash and cash equivalents at beginning of period	7,765	6,186	—

Cash and cash equivalents at end of period	$10,496	$24,763	$10,496

Supplemental disclosure of cash flow information

Cash paid for interest	$508	$840	$2,027

Supplemental disclosure of noncash investing and financing activities
Accretion of interest due on Series A redeemable convertible preferred stock	$—	$—	$486
Issuance of warrants for convertible preferred stock in connection with promissory notes	—	1,541	2,528
Issuance of warrants for common stock in connection with convertible preferred stock financings	2,020	1,999	4,019
Issuance of common stock in connection with intellectual property	—	—	69
Conversion of promissory notes and interest into convertible preferred stock	15,403	15,054	31,460
Issuance of convertible preferred stock as payment for costs associated with the issuance of Series C preferred convertible stock	—	—	160
Acquisition of property and equipment under accounts payable	(2,068)	3,339	390
Issuance of warrants for common stock in connection with promissory notes	5,389	—	5,389
Issuance of purchase rights for Series E convertible preferred stock	2,666	—	2,666
Accrued deferred offering costs	1,460	—	1,460
Deemed dividend related to the beneficial conversion feature of Series E convertible preferred stock	405	—	405

See accompanying notes to condensed financial statements.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Complete Genomics, Inc., (the “Company”) is a human genome sequencing company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis. The Company’s Complete Genomics Analysis Platform (“CGA Platform”) combines its proprietary human sequencing technology with its advanced informatics and data management software and its end-to-end outsourced service model to provide customers with data that is immediately ready to be used for genome-based research. The Company’s solution provides academic and biopharmaceutical researchers with complete human genomic data and analysis without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. The Company was incorporated in Delaware on June 14, 2005 and began operations in March 2006. The Company is in the development stage and since inception has been engaged in developing its complete human genome sequencing technology, raising capital and recruiting personnel.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At September 30, 2010 and December 31, 2009, the Company had a deficit accumulated during the development stage of $128.6 million and $81.2 million, respectively.

On November 16, 2010, the Company closed the initial public offering of its common stock (the “IPO”) and sold 6,000,000 shares of its common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $54.0 million from this transaction, before underwriting discounts and commissions and offering expenses.

Management believes that proceeds from its IPO, together with the term loans entered into in December 2010 (as discussed in Note 14), are sufficient to fund its operations for the next 12 months.

2. BASIS OF PRESENTATION

The interim condensed financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission, without audit, and reflect all adjustments necessary to present fairly the Company’s interim financial information. The accounting principles and methods of computation adopted in these financial statements are the same as those of the audited financial statements for the year ended December 31, 2009.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1, as amended (the “S-1”). The financial results for any interim period are not necessarily indicative of financial results for the full year or any other interim period.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products will be accounted for under these new accounting standards, rather than the existing software revenue recognition accounting guidance. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently assessing the impact that the adoption of these standards will have on its financial statements.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods after December 15, 2010. Accordingly the Company adopted this amendment on January 1, 2010, except for the additional Level 3 requirements, which will be adopted in 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates include assumptions made in the liability for preferred stock warrants and purchase rights and stock-based compensation. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2010 as compared to the significant accounting policies described in its audited financial statements included in the Company’s S-1.

Revenue Recognition

The Company generates revenue from selling its human genome sequencing services under purchase orders or contracts. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, title has transferred, the price is fixed or determinable and collectability is reasonably assured. Upon completion of the sequencing process, the Company ships the research-ready genomic data to the customer. The Company uses shipping documents and third-party evidence to verify shipment of the data. In order to determine whether collectability is reasonably assured, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the recognition of revenue until collectability becomes reasonably assured. The Company also receives down payments from customers prior to the commencement of the genome sequencing process.

For revenue generated under purchase orders, the Company has established standard terms and conditions that are specified for all orders. The Company uses the purchase order to establish persuasive evidence of an arrangement and whether there is a fixed and determinable price for the order. Revenue is recognized based upon the shipment of individual genomic data to customers and satisfaction of related terms and conditions contained in the purchase order. Any down payments received are recorded as deferred revenue until the Company meets all revenue recognition criteria.

For revenue generated under contracts, the Company considers each contract’s terms and conditions to determine its obligations associated with the contract. The Company will defer revenue until individual genomic data has been shipped to customers and related significant obligations, as defined in the contract, have been met. Any down payments received are recorded as deferred revenue until the Company meets all revenue recognition criteria.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

The Company is subject to all of the risks inherent in an early-stage company developing a new approach to DNA sequencing. These risks include, but are not limited to, limited management resources, intense competition, dependence upon consumer acceptance of the products in development and the changing nature of the DNA sequencing industry. The Company’s operating results may be materially affected by the foregoing factors.

The Company depends on a limited number of suppliers, including single-source suppliers, of various critical components in the sequencing process. The loss of these suppliers, or their failure to supply the Company with the necessary components on a timely basis, could cause delays in the sequencing process and adversely affect the Company.

The Company derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of September 30, 2010 and December 31, 2009, the Company has not recorded any allowance for doubtful accounts.

As of September 30, 2010 and December 31, 2009, customers representing greater than 10% of accounts receivable were as follows:

Customer	September 30, 2010	December 31, 2009
Customer A	12%	*
Customer D	*	43%
Customer E	*	20%

*	Less than 10%

For the three and nine months ended September 30, 2010, customers representing greater than 10% of revenue were as follows:

Customer	Three months ended September 30, 2010	Nine months ended September 30, 2010
Customer A	14%	11%
Customer B	13%	*
Customer C	12%	*
Customer D	*	12%

*	Less than 10%

For the three and nine months ended September 30, 2010, countries representing greater than 10% of revenue were as follows:

Country	Three months ended September 30, 2010	Nine months ended September 30, 2010
The Netherlands	14%	12%
United States	72%	71%

The Company did not recognize revenue during the three and nine months ended September 30, 2009.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Convertible Preferred Stock Warrants and Purchase Rights

The Company accounts for its outstanding warrants and purchase rights for shares of the Company’s convertible preferred stock that are contingently redeemable as a liability at fair value on the balance sheet. The warrants and purchase rights are subject to remeasurement at each balance sheet date, and the change in fair value, if any, is recognized as interest and other income (expense), net. The Company will continue to adjust the liability for changes in fair value until the earlier of (i) exercise of the warrants or purchase rights, (ii) conversion into warrants or purchase rights to purchase common stock or (iii) expiration of the warrants or purchase rights. Effective immediately prior to the consummation of the Company’s IPO, the convertible preferred stock warrant and purchase right liability were reclassified to additional paid-in capital and remeasurement to fair value ceased.

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. The Company’s potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Historical net loss per share:
Numerator
Net loss	$(20,456)	$(9,248)	$(47,423)	$(25,571)
Deemed dividend related to beneficial conversion feature of Series E convertible preferred stock	(405)	—	(405)	—

Net loss attributed to common stockholders	$(20,861)	$(9,248)	$(47,828)	$(25,571)

Denominator
Weighted-average common shares outstanding	954,022	94,268	716,185	94,230
Less: Weighted-average shares subject to repurchase	—	—	—	(1,659)

Denominator for basic and diluted net loss per share	954,022	94,268	716,185	92,571

Basic and diluted net loss per share attributed to common stockholders	$(21.87)	$(98.10)	$(66.78)	$(276.23)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2010	2009
Options to purchase common stock	2,816,645	99,443
Warrants to purchase convertible preferred stock	384,153	384,153
Warrants to purchase common stock	3,479,478	1,630,629
Convertible preferred stock (on an as-if converted basis)	15,808,361	9,186,728

Total	22,488,637	11,300,953

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

6. Fair Value Measurement

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of September 30, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in Cash and cash equivalents)	$621	$—	$—	$621

Liabilities
Convertible preferred stock warrant and purchase right liability	$—	$—	$12,812	$12,812

As of December 31, 2009, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in Cash and cash equivalents)	$6,120	$—	$—	$6,120

Liabilities
Convertible preferred stock warrant liability	$—	$—	$1,553	$1,553

The Company values its convertible preferred stock warrant and purchase right liability using the Black-Scholes option pricing model. The expected term for these warrants and purchase rights is based on the remaining contractual life of these warrants and purchase rights, respectively. The expected volatility assumption was determined by examining the historical volatility for industry peers, as the Company does not have a trading history for its common stock. The risk-free interest rate assumption is based on U.S. Treasury investments whose term is consistent with the expected term of the warrants and purchase rights. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Details of the assumptions are discussed in Note 10.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

The change in the fair value of the convertible preferred stock warrant and purchase right liability is summarized below:

(in thousands)
Fair value at December 31, 2009	$1,553
Issuance of convertible preferred stock purchase rights	2,666
Increase in the fair value recorded in interest and other income (expense), net	8,593

Fair value at September 30, 2010	$12,812

7. Balance Sheet Components

Inventory

Inventory consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,677	$237
Work-in-progress	909	38
Finished goods	369	79

Total	$2,955	$354

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Computer equipment	$7,233	$5,107
Computer software	1,756	1,390
Furniture and fixtures	355	341
Machinery and equipment	17,797	7,612
Leasehold Improvements	6,983	6,064
Equipment under construction	994	1,451

	35,118	21,965
Less: Accumulated depreciation and amortization	(9,851)	(7,101)

	$25,267	$14,864

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Other Assets

At September 30, 2010, the Company capitalized and deferred $2.0 million of issuance costs attributable to the Company’s IPO, which are included in other assets. These costs were reclassified to issuance cost of common stock upon the closing of the Company’s IPO on November 16, 2010. The Company had no deferred issuance costs outstanding at December 31, 2009.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Accrued professional fees	$—	$70
Accrued vacation expense	1,151	923
Accrued 401(k) expense	41	64
Outside services	38	135
Accrued interest	40	69
Accrued compensation	526	—
Deferred rent, current	684	341
Other	119	430

	$2,599	$2,032

8. COMMITMENTS AND CONTINGENCIES

Secured Equipment Loan Agreements

In July 2008, the Company entered into a secured equipment loan agreement (“Loan”) for $13.0 million with Silicon Valley Bank, Leader Equity LLC and Oxford Finance Corporation. The Loan was drawn in four tranches between July and December 2008. The interest rate for each tranche drawn under the Loan was set at the greater of 10.50% or the prime rate plus 8.03%, as determined at the time of the draw of each tranche. The interest rate on each of the tranches under the Loan ranges between 10.50% and 11.04%. The Loan requires a termination payment be made with the final loan payment under each tranche. The termination payment is 4% of each of the drawn tranche amounts, which causes the loans to have effective interest rates ranging between 12.81% and 13.34%. Repayment of the Loan began one month after the first draw and continues for 36 equal monthly installments. In connection with the Loan, the Company issued warrants to purchase the Company’s Series D convertible preferred stock, which converted into warrants to purchase shares of the Company’s common stock immediately prior to the consummation of the Company’s IPO. The Company has pledged as collateral all property and equipment purchased pursuant to the Loan. There are no financial covenants in the Loan. At September 30, 2010 and December 31, 2009, amounts outstanding under the Loan were $4.8 million and $8.0 million, respectively. In connection with the term loans entered into in December 2010, the amounts outstanding under the Loan were repaid on December 17, 2010, as discussed in Note 14.

Promissory Notes

In the second and third quarters of 2010, the Company issued promissory notes to certain of its existing investors for an aggregate principal amount of $22.2 million. The principal amount of the promissory notes accrues interest at an annual rate of 8%. The promissory notes mature at the earliest of a corporate reorganization as defined in the promissory notes, the consummation of an initial public offering of the Company’s common stock, an event of default pursuant to the terms of the promissory notes or April 12, 2011. In the event that the Company issues shares of a new series of preferred stock with aggregate gross cash proceeds in excess of $17.0 million, the outstanding principal and interest of the promissory notes will automatically convert into that series of preferred stock at the lowest price paid by an investor in the financing. In connection with the issuance of the promissory notes, the Company also issued warrants to purchase the Company’s common stock, as discussed in Note 12. In August 2010, the $22.6 million of principal amount and accrued interest on the promissory notes converted into shares of Series E convertible preferred stock, as discussed in Note 9.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed against the Company by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina) (the “Plaintiffs), in the U.S District Court in Delaware. The case caption is llumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 10-649. The complaint alleges that the Company’s Complete Genomics Analysis Platform, and in particular its combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The Plaintiffs seek unspecified monetary damages and injunctive relief. If the Company is found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license or cease the infringing activity. On September 23, 2010, the Company filed its answer to the complaint as well as its counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. The Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position; however, a negative outcome in this matter could have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. The Company is not currently able to estimate the potential loss, if any, that may result from this claim.

9. PREFERRED STOCK

In August 2010, the Company’s Certificate of Incorporation was amended to, among other things, authorized an additional 15,134,722 shares of convertible preferred stock, $0.001 par value (“preferred stock”).

In August and September 2010, the Company sold 2,284,516 shares of Series E convertible preferred stock at $7.56 per share to existing investors for net proceeds of $17.1 million. The shares sold in the Series E preferred stock financing contained an embedded beneficial conversion feature which was measured as the difference between the proceeds received from the sale of a share of Series E preferred stock and the value of a share of common stock. The beneficial conversion feature was valued at an aggregate of $0.4 million and recorded by the Company as a credit to additional paid in capital. The beneficial conversion feature was recognized on the date the Series E preferred stock was issued as a result of the Series E preferred stock being convertible at the election of a holder. In addition, in conjunction with the Series E preferred stock financing, the $22.6 million of principal amount and accrued interest on the Company’s convertible promissory notes converted into 2,990,355 shares of Series E preferred stock. The total gross proceeds from the Series E financing, including the conversion of the convertible promissory notes and interest, were $39.9 million. Effective immediately prior to the consummation of the Company’s IPO, the preferred stock converted to common stock, as discussed in Note 14.

Preferred stock at September 30, 2010 consists of the following:

Series	Shares authorized	Shares issued and outstanding	Liquidation amount	Proceeds, net of issuance costs
	(in thousands, except share amounts)
A	138,658	137,972	$6,050	$5,866
B	205,758	203,620	14,050	13,871
C	167,357	167,350	39,989	25,399
D	7,692,154	7,310,816	82,905	50,160
E	6,930,795	5,274,871	59,817	32,487

	15,134,722	13,094,629	$202,811	$127,783

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Preferred stock at December 31, 2009 consists of the following:

Series	Shares authorized	Shares issued and outstanding	Liquidation amount	Proceeds, net of issuance costs
	(in thousands, except share amounts)
A	138,658	137,972	$6,050	$5,866
B	205,758	203,620	14,050	13,871
C	167,357	167,350	39,989	25,399
D	6,421,559	5,964,054	67,632	40,211

	6,933,332	6,472,996	$127,721	$85,347

The rights and preferences of holders of preferred stock are as follows as of September 30, 2010:

Dividends

Holders of Series A, B, C, D and E preferred stock are entitled to receive non-cumulative dividends at the per annum rate of $3.51, $5.52, $12.74, $0.60 and $0.60 per share, respectively, (as adjusted for stock splits, combinations, reorganizations and the like) out of any assets at the time legally available therefor, when as and if declared by the Board of Directors (the “Board”). Such dividends are payable in preference to any dividends on common stock. There have been no dividends declared to date.

Conversion Rights

Each share of preferred stock is convertible, at the option of the holder, at any time after the date of issuance of such share. Each share of Series A, B, C, D and E preferred stock shall be convertible into that number of fully paid and nonassessable shares of common stock that is equal to $43.85, $69.00, $159.30, $7.56 and $7.56, respectively (as adjusted for stock splits, combinations, reorganizations and the like), divided by the conversion price of $9.50, $11.64, $19.33, $7.56 and $7.56, respectively, (as adjusted for stock splits, combinations, reorganizations and the like). The current conversion ratios with respect to Series A, B, C, D and E preferred stock are 1:4.6 shares, 1:5.9 shares, 1:8.2 shares, 1:1 shares and 1:1 shares, respectively.

Each share of preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then effective conversion ratio immediately upon (1) the affirmative vote of the holders of more than 60% of the outstanding preferred stock, (2) the consummation of a firmly underwritten public offering pursuant to the Securities Act of 1933, as amended, on Form S-1 or any successor form, provided, however, that (i) the per share price to the public is at least $11.34 (as adjusted for stock splits, combinations, reorganizations and the like) and (ii) the aggregate gross proceeds to the Company are not less than $40,000,000.

On November 10, 2010, the holders of more than 60% of the outstanding preferred stock agreed to the automatic conversion of each of the outstanding shares of preferred stock into shares of common stock at the applicable conversion price effective immediately prior to the consummation of the Company’s IPO, as discussed in Note 14.

Liquidation Rights

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A, B, C, D and E preferred stock shall be entitled to receive, in preference to the distribution of any assets of the Company to holders of common stock, an amount equal to $43.85, $69.00, $238.95, $11.34 and $11.34 per share, respectively (as adjusted for stock splits, combinations, reorganizations and the like), plus any declared but unpaid dividends. If upon the occurrence of such event, the amounts available for distribution among holders of preferred stock are insufficient to pay the aforementioned preferential amounts, the entire assets of the Company legally available for distribution shall be distributed among the holders of Series E preferred stock, then among the holders of Series D preferred stock, then among the holders of Series C preferred stock and then ratably among the holders of Series A and B preferred stock together in proportion to the preferential amount each holder is otherwise entitled to receive.

After completion of the distribution to holders of preferred stock, any remaining assets of the Company shall be distributed with equal priority, pro rata among the holders of the Series A, B, D and E preferred stock and the holders of common stock, treating each share of Series A, B, D and E preferred stock as if it had been converted into common stock at the then applicable conversion ratio up to 300%, 300%, 225% and 225%, respectively, of the liquidation preference for such shares of preferred stock. Any remaining funds will then be distributed to common stockholders.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Voting Rights

The holder of each share of preferred stock is entitled to one vote for each share of common stock into which shares of such preferred stock could then be converted. The holder of each share of preferred stock votes together with common stockholders and not as a separate class.

10. WARRANTS AND PURCHASE RIGHTS FOR CONVERTIBLE PREFERRED STOCK

Prior to January 1, 2010, the Company issued warrants for preferred stock in connection with various loans and promissory notes. In August and September 2010, the Company issued purchase rights for an aggregate of 1,587,302 shares of Series E preferred stock to the purchasers of its Series E preferred stock. The purchase rights allowed each holder to purchase a pro-rata portion of additional shares of Series E preferred stock at $7.56 per share in the second and third closings of the Series E preferred stock financing. Pursuant to the terms of the Series E preferred stock purchase agreement, the second and third closings must occur by December 31, 2010 and 2011, respectively, or an initial public offering, in each case whichever occurs earlier. The initial value of the purchase rights was determined to be an aggregate of $2.7 million of which $1.5 million was recorded as a reduction of the net book value of the Series E preferred stock issued upon conversion of the promissory notes in August 2010 and $1.1 million was recorded as a reduction of the net book value of the Series E preferred stock sold for cash in August and September 2010.

Effective immediately prior to the consummation of the Company’s IPO, the preferred stock warrants were either exercised on a net basis or converted into warrants to purchase shares of common stock, as discussed in Note 14.

The Company has the following unexercised preferred stock warrants and purchase rights:

		Shares as of		Fair Value as of
Equity Instrument	Exercise Price per share	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
		(in thousands, except share and per share amounts)
Series A warrants	$43.85	684	684	$30	$5
Series B warrants	$69.00	2,131	2,131	107	21
Series D warrants	$7.56	381,338	381,338	3,523	1,527
Series E purchase rights	$7.56	1,587,302	—	9,152	—

Total		1,971,455	384,153	$12,812	$1,553

The initial valuation of the Series E purchase rights were calculated using the Black-Scholes option pricing model with the following assumptions: contractual term ranging from 0.4 to 1.40 years; volatility ranging from 59.52% to 70.10%; 0% dividend; and a risk-free interest rate ranging from 0.19% to 0.25%.

The assumptions used to revalue all preferred stock warrants and purchase rights using the Black-Scholes model are as follows:

	September 30,	December 31,
	2010	2009
Contractual term (years)	0.25-7.83	2.15-8.58
Volatility	57.99-81.97%	71.98-91.55%
Dividend	0%	0%
Risk-free interest	0.16-2.05%	1.38-3.33%

The Company adjusts the fair value of the preferred stock warrants and purchase rights at each reporting date. The fair value of the warrants and purchase rights as of September 30, 2010 and December 31, 2009 were $12.8 million and $1.6 million, respectively. The change in fair value for the nine months ended September 30, 2010 and 2009 and cumulatively, for the period from June 14, 2005 (date of inception) to September 30, 2010, was an increase of $8.6 million, a decrease of $0.4 million and an increase of $7.6 million, respectively, which was reflected in interest and other income (expense), net.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

11. COMMON STOCK

In August 2010, the Company’s Certificate of Incorporation was amended to authorize an additional 28,067,001 shares of common stock, $0.001 par value. Common stockholders are entitled to dividends, subject to preferred stock dividends, when and if declared by the Board. There have been no dividends declared to date. The holder of each common share is entitled to one vote.

On March 10, 2010, the Company granted 786,533 shares of common stock with a fair value of $1.8 million to its founders. The fair value of the common stock was recorded by the Company as an expense, of which, $0.9 million was recorded in general and administrative expense and $0.9 million in research and development expense.

Effective immediately prior to the consummation of the Company’s IPO, all preferred stock converted to common stock, as discussed in Note 14.

12. WARRANTS FOR COMMON STOCK

In connection with the issuance of promissory notes in the second and third quarters of 2010, the Company issued warrants to purchase a number of shares of common stock equal to the product of 5% of the principal amount of the promissory notes and the number of months between the date of issuance of the warrant and the date of the next financing (up to five months), divided by $1.50. Consequently, contingent warrants to purchase an aggregate of 3,707,130 shares of common stock were issued. The warrants have an exercise price of $1.50 per share and expire upon the fifth anniversary of their issuance date which is the same date as the issue date of the relevant promissory notes. The initial value of the contingent warrants was calculated using the Black-Scholes option pricing model with the following assumptions: five-year contractual term; volatility ranging from 80.87% to 81.43%; 0% dividend; and a risk-free interest rate ranging from 1.76% to 2.58%. The fair value of the contingent warrants in the amount of $5.4 million was recorded as a credit to additional paid-in capital and as a discount on the proceeds of the promissory notes. The fair value of the warrants was being amortized to interest expense using the effective interest rate method over the term of the promissory notes. On August 6, 2010, upon conversion of the promissory notes into Series E preferred stock, the remaining value of the debt discount of $4.5 million was recorded as an issuance cost of the Series E preferred stock. In connection with the conversion of the promissory notes into Series E preferred stock, the Company determined the actual number of shares of common stock underlying the warrants previously contingently exercisable to be 1,848,849 shares.

During August and September 2010, each investor in Series E preferred stock received common stock warrants for 25% of the number of shares of Series E preferred stock purchased by each investor. Contingent warrants to purchase an aggregate of 1,318,719 shares of common stock were issued. The warrants have an exercise price of $2.69 per share and expire upon the fifth anniversary of their issuance date, which is the Series E preferred stock purchase date. The warrants were exercisable if the Company failed to ship genomic data for at least 369 genomes between May 1, 2010 and September 30, 2010. The initial value of the contingent warrants was calculated using the Black-Scholes option pricing model with the following assumptions: five-year contractual term; volatility ranging from 80.71% to 80.87%; 0% dividend; and a risk-free interest rate ranging from 1.41% to 1.51%. The value of the warrants was determined to be $2.0 million of which $1.1 million was recorded as a reduction of the net book value of the Series E preferred stock issued upon conversion of the promissory notes in August 2010 and $0.9 million was recorded as a reduction of the net book value of the Series E preferred stock sold for cash in August and September 2010. On September 29, 2010, the Company’s Board determined that the Company had shipped genomic data for at least 369 genomes between May 1, 2010 and September 30, 2010. Pursuant to their terms the warrants were subsequently terminated and are no longer outstanding as of September 30, 2010.

Effective immediately prior to the consummation of the Company’s IPO, outstanding warrants for common stock, issued in connection with the promissory notes issued in 2009, were exercised on a net basis into common stock, as discussed in Note 14.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

13. STOCK OPTIONS

In 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) which provides for the granting of stock options to employees, directors and consultants of the Company. The Company has reserved 3,539,116 shares of common stock for issuance under the 2006 Plan.

For the nine months ended September 30, 2010 the stock option activity under the 2006 Plan is as follows:

	Shares available for grant	Outstanding options		Aggregate intrinsic value
		Number of shares	Weighted average exercise price
	(in thousands, except share and per share amounts)
Balance, December 31, 2009	395,329	1,535,469	$3.47	$754
Additional shares reserved	1,605,702	—
Options granted	(1,544,195)	1,544,195	2.33
Options exercised	—	(79,257)	1.50	190
Options cancelled	183,762	(183,762)	1.52

Balance, September 30, 2010	640,598	2,816,645	$1.96	$31,088

The following table summarizes information about stock options outstanding at September 30, 2010:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
Options outstanding	2,816,645	$1.96	9.24
Options vested and expected to vest	2,448,038	$1.95	9.24
Options vested and exercisable	1,050,657	$1.55	8.81

Stock Option Modification

In January 2010, the Company modified stock options to purchase 85,477 shares of the Company’s common stock held by 106 employees and consultants. The modification did not change any of the other terms or conditions of the options, and it did not have a significant impact on the compensation expense recognized in the statement of operations for the nine months ended September 30, 2010.

Compensation Expense

During the nine months ended September 30, 2010, the Company granted stock options to employees and nonemployees to purchase 1,506,695 and 37,500 shares of common stock, respectively. During the nine months ended September 30, 2009, the Company granted stock options to employees to purchase 10,554 shares of common stock and no stock options were granted to nonemployees. The weighted-average fair value of options granted to employees during the nine months ended September 30, 2010 and 2009 was $1.97 and $57.27 per share, respectively. The total fair value of employee stock options that vested during the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.4 million, respectively.

As of September 30, 2010 and 2009, the Company had unrecognized stock-based compensation expense related to stock option grants to employees of $3.4 million and $1.8 million, respectively. These costs are expected to be recognized over the periods of approximately 2.9 and 2.4 years, respectively.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

The following table summarizes the stock-based compensation expense from stock option grants to employees and compensation expense from stock option grants to nonemployees:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Employee stock option grants	$388	$143	$1,207	$439
Nonemployee stock option grants	34	23	104	70

Total expense	$422	$166	$1,311	$509

14. SUBSEQUENT EVENTS

Second and Third Closings of Series E Preferred Stock

On October 6, 2010, the Series E preferred stock purchase agreement was amended to, among other matters, accelerate the timing of the second and third closings and increase the number of shares to be sold during these closings to an aggregate of 1,637,310 shares. Subsequently, on October 6 and 14, 2010, the holders of the Series E preferred stock purchase rights exercised their rights and purchased 1,398,580 and 238,730 shares of Series E preferred stock, respectively, at $7.56 per share for total gross proceeds of $12.4 million. Upon exercise of the Series E preferred stock purchase rights, the Company reclassified the value of these rights to Series E preferred stock.

Authorized Share Capital

Effective on November 16, 2010, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock, each with a par value of $0.001 per share, and to delete all references to the various series of preferred stock that were previously authorized.

Initial Public Offering

On November 16, 2010, the Company closed its IPO of 6,000,000 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of approximately $47.0 million, after deducting underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the Company’s IPO, all outstanding shares of preferred stock were automatically converted into common stock, and the associated liquidation preference rights were terminated. In addition, certain of the Company’s outstanding preferred and common stock warrants were automatically net exercised and the remaining outstanding preferred stock warrants automatically converted into warrants to purchase 116,628 shares of common stock. Further, the related preferred stock warrant liability was reclassified to additional paid-in capital and remeasurement to fair value ceased. The financial statements as of September 30, 2010, including share and per share amounts, do not include the effects of the IPO.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Proforma Balance Sheet

The balance sheet data below show, on a proforma basis, the impact on certain balance sheet items of significant equity transactions which occurred since September 30, 2010. Specifically, the pro forma balance sheet data give effect to (i) issuance of 1,637,310 shares of Series E preferred stock at $7.56 per share in October 2010; (ii) reclassification of the preferred stock purchase right liability into additional paid-in capital upon the exercise of those rights in October 2010; (iii) exercise of warrants to purchase 413,398 shares of common stock for total proceeds of $0.6 million in November 2010; (iv) sale of 6,000,000 shares of common stock at a price to the public of $9.00 per share in the IPO; (v) automatic net exercise of common stock and Series D preferred stock warrants for 1,065,394 shares of common stock immediately prior to the consummation of the IPO; (vi) reclassification of the preferred stock warrant liability into additional paid-in capital upon the IPO; (vii) automatic conversion of 14,731,939 shares of preferred stock into 17,445,662 shares of common stock immediately prior to the consummation of the IPO and (viii) reclassification of $2.0 million of issuance costs attributable to the IPO from other assets to common stock.

	September 30, 2010	Pro Forma as of September 30, 2010
	(in thousands)
Balance Sheet Data
Cash	$10,496	$72,477
Total current assets	17,229	79,210
Total assets	44,803	104,771
Total current liabilities	15,507	15,507
Convertible preferred stock and purchase right liability	12,812	—
Total liabilities	32,994	20,182
Convertible preferred stock	126,243	—
Stockholders’ equity (deficit):
Common stock	1	26
Additional paid-in capital	14,149	213,147
Deficit accumulated during the development stage	(128,584)	(128,584)
Total stockholders’ equity (deficit)	(114,434)	84,589
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$44,803	$104,771

Equity Plans

In September 2010, the Board approved the 2010 Equity Incentive Award Plan (“2010 Plan”) and the 2010 Employee Stock Purchase Plan (“2010 ESPP”), and in October 2010, the Company’s stockholders approved the 2010 Plan and 2010 ESPP.

The 2010 Plan has a reserve of 2,450,000 shares. In addition to the shares currently reserved under the 2010 Plan, the shares available under the 2006 Plan as of the 2010 Plan’s effective date, which was 655,394 shares, were added to the 2010 Plan reserve. Upon cancellation of any options outstanding under the 2006 Plan, subsequent to the 2010 Plan’s effective date, the shares underlying such options will also be added to the 2010 Plan reserve. On the first day of each year, beginning in 2011 and ending in 2020, the 2010 Plan reserve will be increased by the lesser of (i) 7,000,000 shares, (ii) 4% of the shares of common stock outstanding on the last date of the preceding year and (iii) such smaller number of shares of common stock as determined by the Board. Notwithstanding the foregoing, no more than 75,907,243 shares of common stock may be issued upon the exercise of incentive stock options under the 2010 Plan.

Complete Genomics, Inc.

(A development stage enterprise)

Notes to Financial Statements (unaudited)—(Continued)

Under the 2010 Plan, the Board, or a committee of the Board, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units, or restricted stock awards to employees, directors and consultants to the Company or any subsidiary of the Company. The purpose of the 2010 Plan is to promote the success and enhance the value of the Company by linking the personal interests of the members of the Board, employees and consultants to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. Under the terms of the 2010 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant and their term may not exceed ten years.

The 2010 ESPP became effective on November 16, 2010 and has a reserve of 750,000 shares of common stock for issuance thereunder. On the first day of each year, beginning in 2011 and ending in 2020, the 2010 ESPP reserve will be increased by the lesser of (i) 2,800,000 shares, (ii) 2% of the shares of common stock outstanding on the last day of the preceding year or (iii) such other number as is determined by the Board. Notwithstanding the foregoing, the reserve may not exceed 28,750,000 shares. Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2010 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period.

Loan Agreements

On December 17, 2010, the Company entered into loan and security agreements with each of Comerica Bank (“Comerica”) and Atel Ventures, Inc. (“Atel”), consisting initially of term loans of $8.0 million and $6.0 million, respectively. The term loan with Comerica must be used to repay the remaining balance of $4.0 million on the Company’s existing secured equipment loan agreement with Silicon Valley Bank, Leader Equity LLC and Oxford Finance Corporation, including certain pre-payment expenses. The remainder of the Comerica term loan will be used to fund working capital requirements. The term loan with Atel must be used for equipment purchases that will be collateralized to secure the term loan.

Under the terms of the Comerica loan agreement, $2.0 million of the term loan automatically converts into a line of credit on April 1, 2011. The Company may also elect at that time to convert the entire remaining term loan balance to a line of credit. Under the line of credit, advances will be limited to the lesser of (i) 80% of eligible domestic accounts receivable; or (ii) the actual amount converted on April 1, 2011, up to $8.0 million. Amounts borrowed under the line of credit may be repaid and reborrowed at any time prior to the October 1, 2012 maturity date, at which time all advances under the line of credit shall be due and payable. The term loan balance will be repaid in 36 equal monthly payments of principal and interest. Upon conversion of the line of credit, the remaining term loan balance will be repaid in 32 equal monthly payments of principal and interest. The interest rate on the term loan will be the Prime Reference Rate plus 3.25%, while the interest rate on the line of credit facility will be the Prime Reference Rate plus 2.50%.The Prime Reference Rate shall not be less than the Daily Adjusting LIBOR rate plus 2.50%. The loan with Comerica is secured by all of the Company’s assets, excluding its intellectual property and those assets securing the loan with Atel. In addition, the Company has agreed not to pledge its intellectual property to another entity without Comerica’s approval or consent.

Under the terms of the Atel loan agreement, the loan balance will be repaid in 36 equal monthly payments of principal and interest and the interest rate on the loan will be 11.26%. The loan with Atel matures 36 months from the agreement date. The loan is secured by certain of the Company’s property and equipment. In connection with the loan, the Company issued a warrant to purchase 49,834 shares of its common stock at an exercise price of $7.224 per share. The warrant expires on the 10th anniversary of its issuance date.

Both loans are subject to certain representations and warranties, certain affirmative covenants, certain negative covenants, certain conditions and events of default that are customarily required for similar financings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, a amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a human genome sequencing company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis, and our goal is to become the preferred solution for complete human genome sequencing and analysis. Our Complete Genomics Analysis Platform, or CGA Platform, combines our proprietary human genome sequencing technology with our advanced informatics and data management software and our innovative, end-to-end, outsourced service model to provide our customers with data that is immediately ready to be used for genome-based research. We believe that our solution will provide academic and biopharmaceutical researchers with complete human genomic data and analysis at an unprecedented combination of quality, cost and scale without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. By removing these constraints and broadly enabling researchers to conduct large-scale complete human genome studies, we believe that our solution has the potential to transform medical research and expand understanding of the basis, treatment and prevention of complex diseases.

On November 16, 2010, we closed the initial public offering of our common stock (the “IPO”), in connection with which we sold 6,000,000 shares of our common stock at a public offering price of $9.00 per share. We received net proceeds of approximately $47.0 million from this transaction.

We have targeted our complete human genome sequencing service at academic, governmental and other research institutions, as well as pharmaceutical and other life science companies. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. We perform our sequencing service at our Mountain View, California headquarters facility, which began commercial operation in May 2010. In the near term, we expect to make significant expenditures related to the expansion of our Mountain View sequencing facility and our research and development initiatives, as well as to increase our sales and marketing and general and administrative expenses to support our commercial operations and anticipated growth. In future years, we may construct additional genome centers in the United States and in other strategic markets to accommodate an expected growing, global demand for high-quality, low-cost complete human genome sequencing on a large scale.

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders that we believe are firm and for which no revenue has yet been recorded. As of September 30, 2010, we had a backlog of orders for sequencing over 800 genomes. The speed with which we can convert orders into revenue depends principally on:

•	the speed with which our customers provide us with qualified samples after submitting an order;

•	the rate at which our system can sequence a genome; and

•	the rate at which all significant contractual obligations are fulfilled.

Changes in these variables will cause our results of operations to fluctuate, perhaps significantly. In addition, we have only recently engaged in commercial-scale manufacturing, so we have a very limited history to guide us in predicting variables like equipment failure, throughput yield, customer delivery of qualified genomic samples and other factors that could affect revenue.

We have not been profitable in any quarterly period since we were formed. We incurred net losses of $35.9 million, $28.4 million and $12.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and $20.5 million and $47.4 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, we recognized revenue of $4.2 million and $5.6 million, respectively, and for the year ended December 31, 2009, we recognized revenue of $0.6 million. As of September 30, 2010, our deficit accumulated during the development stage was $128.6 million.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. Twenty-two customers accounted for all of the revenue we recognized for the three months ended September 30, 2010, with Children’s Hospital Boston, University of Missouri at Kansas City and Erasmus Medical Center accounting for approximately 14%, 13% and 12%, respectively, of this revenue. Twenty-seven customers accounted for all of the revenue we recognized for the nine months ended September 30, 2010, with Pfizer and Children’s Hospital Boston accounting for approximately 12% and 11%, respectively, of this revenue. If demand for our services expands as expected, we do not anticipate that the loss of any of the customers named above would have a material adverse effect on our future results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in the financial statements, the resulting changes could have a material adverse effect on our statements of operations, liquidity and financial condition.

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2010, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement on Form S-1, as amended.

Revenue Recognition

We generate revenue from selling our human genome sequencing services under purchase orders or contracts. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, title has transferred, the price is fixed or determinable and collectability is reasonably assured. Upon completion of the sequencing process, we ship the research-ready genomic data to the customer. We use shipping documents and third-party evidence to verify shipment of the data. In order to determine whether collectability is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collectability is not reasonably assured, we defer the recognition of revenue until collectability becomes reasonably assured. We also receive down payments from customers prior to the commencement of the genome sequencing process.

For revenue generated under purchase orders, we have established standard terms and conditions that are specified for all orders. We use the purchase order to establish persuasive evidence of an arrangement and whether there is a fixed and determinable price for the order. Revenue is recognized based upon the shipment of individual genomic data to customers and satisfaction of related terms and conditions contained in the purchase order. Any down payments received are recorded as deferred revenue until we meet all revenue recognition criteria.

For revenue generated under contracts, we consider each contract’s terms and conditions to determine our obligations associated with the contract. We will defer revenue until individual genomic data has been shipped to customers and related significant obligations, as defined in the contract, have been met. Any down payments received are recorded as deferred revenue, until we meet all revenue recognition criteria.

Convertible Preferred Stock Warrants and Purchase Rights

Outstanding warrants and purchase rights to purchase shares of our convertible preferred stock are classified as liabilities on our balance sheets at fair value because the warrants and purchase rights may conditionally obligate us to redeem the underlying convertible preferred stock at some point in the future. The warrants and purchase rights are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of interest and other income (expense), net, in the statements of operations. We estimated the fair value of these warrants and purchase rights at the respective balance sheet dates using the Black-Scholes option pricing model. We use a number of assumptions to estimate the fair value including the remaining contractual terms of the warrants and purchase rights, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying common stock. These assumptions are highly judgmental and could differ significantly in the future.

For the nine months ended September 30, 2010 and 2009, we recorded a charge of $8.6 million and a gain of $0.4 million to interest and other income (expense), net, respectively, to reflect the change in the fair value of the warrants and purchase rights.

The purchase rights were exercised in October 2010 and the warrants were either net exercised or automatically converted into warrants to purchase shares of our common stock immediately prior to the consummation of our IPO on November 16, 2010. The fair value of the purchase rights and warrants, respectively, on the date they were exercised and/or converted into warrants to purchase common stock, were reclassified from liabilities to additional paid-in capital, and we ceased to record any related periodic fair value adjustments.

Results of Operations

During the year ended December 31, 2009, our results of operations were impacted by the following events, which should be considered when reading the discussion of our results of operations comparing the three and nine months ended September 30, 2009 and 2010:

•

In 2009, we initiated start-up production activities using resources from our research and development organization. Using these research and development resources for production activities decreased research and development expenses during the three and nine months ended September 2009 by approximately $1.2 million and $2.2 million.

•

In the second quarter of 2009, we implemented temporary cost-reduction initiatives to conserve cash in light of macroeconomic conditions. The temporary cost-reduction initiatives included a salary reduction for all company employees that averaged approximately 50%. The impact of the temporary cost-reduction initiatives on our nine months ended September 30, 2009 operating results was a reduction of expenses of approximately $3.4 million, including reductions in employee salaries and benefits of approximately $2.0 million, consulting and outside engineering services of approximately $0.6 million and prototype equipment expenses of approximately $0.4 million As a result of these cost-reduction initiatives, research and development, general and administrative and sales and marketing expenses decreased $2.7 million, $0.5 million and $0.2 million, respectively, during the nine months ended September 30, 2009.

•

During the fourth quarter of 2009, we reevaluated the expected useful lives of our equipment and determined that for certain of our equipment the useful life should be shortened. Accordingly, we accelerated depreciation of this equipment, resulting in an additional $1.0 million in depreciation expense in the fourth quarter of 2009. Of this $1.0 million charge, approximately $0.5 million was recorded as start-up production costs and approximately $0.5 million was recorded as research and development expense. During the three and nine months ended September 30, 2010, we did not have equipment that required acceleration of depreciation.

Comparison of Three Months Ended September 30, 2010 and 2009

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Three months ended September 30,		2010 vs. 2009
	2010	2009	$ Change	% Change
Revenue	$4,161	$—	$4,161	* %
Operating expenses:
Start-up production costs	6,007	1,258	4,749	378%
Research and development	4,954	5,638	(684)	(12)%
General and administrative	2,330	1,352	978	72%
Sales and marketing	1,591	366	1,225	335%

Total operating expenses	14,882	8,614	6,268	73%

Loss from operations	(10,721)	(8,614)	(2,107)	24%

Interest expense	(908)	(1,073)	165	(15)%
Interest and other income (expense), net	(8,827)	439	(9,266)	(2,111)%

Net loss	$(20,456)	$(9,248)	$(11,208)	121%

*	% not applicable

Revenue

We recognized revenue of $4.2 million in the third quarter of 2010, which represented sales to 22 customers. We did not recognize revenue during the third quarter of 2009.

Start-up Production Costs

During the three months ended September 30, 2010, we incurred $6.0 million of start-up production costs to support our genome sequencing service, compared to $1.3 million during the three months ended September 30, 2009, representing an increase of $4.7 million, or 378%. Start-up production costs include the costs related to acceptance testing of customer genomic samples, sample sequencing preparation, sample sequencing, the processing of data generated by our prototype sequencing instruments, continued validation of the production process and optimization of instrument performance. The $4.7 million increase in start-up production costs was primarily due to increases in employee salaries and benefits expense of $1.2 million, depreciation expense of $1.6 million, reagents, materials and supplies expenses of $0.8 million, facilities and maintenance costs of $0.4 million, connectivity expenses of $0.3 million and consulting expenses of $0.3 million.

We continue to commit significant personnel and equipment resources to our production process in advance of our achieving full commercial production volume. As only a portion of our production costs varies with our revenue, our production costs will be greater than our revenue until we achieve significant product volume and revenue. We anticipate that our start-up production costs will decrease as we continue to improve and automate our human genome sequencing processes and increase the throughput of our sequencing technology. Conversely, we anticipate that our costs of providing sequencing services will increase if we sequence additional genomes and our revenue grows as we anticipate.

Research and Development

Research and development expenses were $5.0 million during the three months ended September 30, 2010, compared to $5.6 million during the three months ended September 30, 2009, representing a decrease of $0.7 million, or 12%. The decrease in research and development expenses was principally due to a decrease in salaries and benefits expense of $0.5 million, a decrease in depreciation expense of $0.6 million and a decrease in connectivity expenses of $0.2 million. These decreases were partially offset by an increase in facilities and maintenance expenses of $0.3 million. The decrease in salaries and benefits expense was primarily due to a transfer of employees from research and development to start-up production activities. The decrease in depreciation was due to the acceleration of depreciation of certain equipment in the fourth quarter of 2009 and redeployment of certain equipment to start-up production activities. The increase in facilities and maintenance costs was due to the expansion of our facilities in 2009.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughputs and reduce the cost of our sequencing service. Consequently, we believe that in the near future, our research and development expenses will increase.

General and Administrative

General and administrative expenses were $2.3 million for the three months ended September 30, 2010, compared to $1.4 million for the three months ended September 30, 2009, representing an increase of $1.0 million, or 72%. The increase in general and administrative expenses was due to increases in employee salaries and benefits and stock-based compensation expense of $0.3 million and $0.1 million, respectively. The increase in salaries and benefits expense was primarily due to increased headcount to support operations as a public company. In addition, outside services expense for legal and accounting support related primarily to the defense of the outstanding lawsuit against the Company, increased by $0.6 million. The increase in general and administrative expenses was partially offset by a decrease in facilities and maintenance costs of $0.2 million.

We expect that general and administrative expenses will increase for the remainder of 2010 and in 2011 as we begin operating as a public company.

Sales and Marketing

Sales and marketing expenses were $1.6 million during the three months ended September 30, 2010, compared to $0.4 million during the three months ended September 30, 2009, representing an increase of $1.2 million, or 335%. The increase in sales and marketing expenses is due primarily to an increase in employee salaries and benefits expense of $0.7 million, an increase in travel expenses of $0.2 million, and an increase in recruiting, marketing research and public relations and facilities and maintenance expense of $0.1 million each. The increase in expenses was primarily a result of the growth of our sales and marketing organization to support the increased sales activity and overall growth of the Company during 2010.

We expect that sales and marketing expenses will continue to increase for the remainder of 2010 and in 2011 as we increase our headcount for sales and marketing personnel to support our expected growth in revenue and expansion of our customer base.

Interest Expense

During the three months ended September 30, 2010, we incurred interest expense of $0.9 million compared to $1.1 million during the three months ended September 30, 2009. The decrease in interest expense of $0.2 million between the two periods was primarily due to lower amortization expense of the debt discount related to our promissory notes.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended September 30, 2010 was expense of $8.8 million compared to income of $0.4 million for the three months ended September 30, 2009. The change between the two periods was due to the increase in the valuation of our preferred stock warrant and purchase right liability.

Comparison of the Nine Months Ended September 30, 2010 and 2009

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Nine months ended September 30,		2010 vs. 2009
	2010	2009	$ Change	% Change
Revenue	$5,586	$—	$5,586	* %
Operating expenses:
Start-up production costs	14,992	2,271	12,721	560%
Research and development	16,051	16,087	(36)	0%
General and administrative	7,192	3,472	3,720	107%
Sales and marketing	4,130	986	3,144	319%

Total operating expenses	42,365	22,816	19,549	86%

Loss from operations	(36,779)	(22,816)	(13,963)	61%
Interest expense	(2,052)	(3,124)	1,072	(34)%
Interest and other income (expense), net	(8,592)	369	(8,961)	(2,428)%

Net loss	$(47,423)	$(25,571)	$(21,852)	85%

*	% not applicable

Revenue

We recognized revenue of $5.6 million in the first nine months of 2010, which represented sales to 27 customers. We did not recognize revenue during the first nine months of 2009.

Start-up Production Costs

During the nine months ended September 30, 2010, we incurred $15.0 million of start-up production costs to support our genome sequencing service, compared to $2.3 million during the nine months ended September 30, 2009. The $12.7 million increase in start-up production costs was primarily due to employee salaries and benefits and stock-based compensation expenses of $3.9 million and $0.1 million, respectively; depreciation expense of $3.1 million; facilities and maintenance expenses of $1.8 million; connectivity expenses of $1.1 million; reagents, materials and supplies expenses of $1.7 million; and consulting expenses of $0.6 million. We continued to incur start-up costs in excess of revenue during the first nine months of 2010 to initiate and bring our human genome sequencing production process to commercial-scale.

Research and Development

Research and development expenses were $16.1 million during each of the nine months ended September 30, 2010 and 2009. While there was no change in research and development expenses between the two periods, there were changes in the composition of the expenses. The primary changes during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, were: a reduction in depreciation expense of $1.6 million; a reduction in connectivity expenses of $0.5 million; an increase in salaries and benefits expense and stock-based compensation expense of $0.9 million and $0.2 million, respectively; an increase in facilities and maintenance costs of $0.9 million; and an increase in reagents, materials and supplies expenses of $0.2 million. The decrease in depreciation expenses was primarily due to the acceleration of depreciation expense of certain equipment in 2009 and the redeployment of equipment to start-up production activities. The decrease in connectivity expenses allocated to research and development was due to increased use of these services in start-up production activities in 2010 as we began commercialization of our products. The increase in salaries and benefits expense was primarily due to a charge associated with an equity grant to one of our founders and by the temporary cost reduction initiatives implemented during the second quarter of 2009, which resulted in lower overall salaries and benefits expense for the nine months ended September 30, 2009. The increase in facilities and maintenance costs was associated with the expansion of our facilities in 2009.

General and Administrative

General and administrative expenses were $7.2 million for the nine months ended September 30, 2010, compared to $3.5 million for the nine months ended September 30, 2009, representing an increase of $3.7 million, or 107%. The increase in general and administrative expenses between the two periods was due to increases in employee salaries and benefits and stock-based compensation expense of $2.3 million and $0.4 million, respectively. The increase in salaries and benefits expense was primarily due to the temporary cost-reduction initiatives implemented during the second quarter of 2009, which resulted in a lower overall salaries and benefits expense for the nine months ended September 30, 2009, augmented by increased headcount during the first nine months in 2010 and a charge associated with equity grants to two of our founders in 2010. In addition, outside services expenses increased by $0.8 million to support patent and litigation activities during 2010 and consulting expense increased by $0.5 million primarily to support the completion of our initial public offering. The overall increase in general and administrative expenses was offset by a decrease in facilities and maintenance costs of $0.5 million.

Sales and Marketing

Sales and marketing expenses were $4.1 million during the nine months ended September 30, 2010, compared to $1.0 million during the nine months ended September 30, 2009, representing an increase of $3.1 million, or 319%. The increase in sales and marketing expenses was primarily due to an increase in employee salaries and benefits of $1.8 million and an increase in marketing research and public relations expenses of $0.4 million. The increase in sales and marketing expenses was also impacted by increases in travel expenses and facilities and maintenance costs of $0.3 million each.

Interest Expense

During the nine months ended September 30, 2010, we incurred interest expense of $2.1 million, compared to $3.1 million during the nine months ended September 30, 2009. The decrease in interest expense of $1.0 million was primarily a result of lower amortization of the debt discount related to the common stock warrants issued in 2010, compared to amortization of the debt discount related to the Series D preferred stock warrants issued in 2009. The Series D preferred stock warrants were issued in the first quarter of 2009 while the common stock warrants were issued during the second quarter of 2010, resulting in a shorter period of amortization during the nine months ended September, 2010 versus the same period in 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the nine months ended September 30, 2010 was an expense of $8.6 million compared to income of $0.4 million for the nine months ended September 30, 2009. The change between the two periods was due to the increase in the valuation of our preferred stock warrant and purchase right liability.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in a deficit accumulated during the development stage of $128.6 million as of September 30, 2010. We have financed our operations to date primarily through private placements of preferred stock and promissory notes and borrowings under our credit facilities. Through September 30, 2010, we have received net proceeds of $136.3 million from the issuance of preferred stock and promissory notes. As of September 30, 2010, we had working capital of $1.7 million, consisting of $17.2 million in current assets and $15.5 million in current liabilities. As of December 31, 2009, working capital was $3.0 million, consisting of $15.0 million in current assets and $12.1 million in current liabilities. Our cash is invested primarily in money market funds. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(25,341)	$(15,036)
Net cash used in investing activities	(18,040)	(5,327)
Net cash provided by financing activities	46,112	38,940

Net increase in cash and cash equivalents	$2,731	$18,577

Operating Activities

Net cash used in operating activities was $25.3 million during the nine months ended September 30, 2010 and consisted of a net loss of $47.4 million, offset by noncash items of $18.8 million and a net increase in operating assets and liabilities of $3.3 million. Noncash items for the nine months ended September 30, 2010 consisted primarily of the change in valuation of our preferred stock warrant and purchase right liability of $8.6 million, depreciation expense of $5.5 million, expense related to issuance of common stock to our founders of $1.8 million, noncash interest expense related to our promissory notes and notes payable of $1.3 million and stock-based compensation expense of $1.3 million. The significant items in the change in operating assets and liabilities include a decrease in prepaid expenses of $4.7 million and increases in inventory, deferred revenue, accounts receivable and accounts payable of $2.6 million, $2.1 million, $1.7 million and $1.2 million, respectively. The decrease in prepaid expenses was due to the use of fully refundable short-term deposits to order components used in the construction of sequencers whose specifications were validated during the nine months ended September 30, 2010. The increase in inventory was due to inventory purchases and work-in process in the first nine months of 2010 to support customer orders. The increase in deferred revenue was due to advance billing arrangements during the first nine months of 2010. The increase in accounts receivable was due to increased revenue and advance billing arrangements during the first nine months of 2010.The increase in accounts payable was due to increased inventory purchases and expenses incurred as a result of the growth of the Company during the first nine months of 2010.

Net cash used in operating activities was $15.0 million during the nine months ended September 30, 2009 and consisted of a net loss of $25.6 million, offset by noncash items of $5.5 million and a net increase in operating assets and liabilities of $5.1 million. Noncash items for the nine months ended September 30, 2009 consisted primarily of depreciation expense of $3.1 million, noncash interest expense related to our promissory notes and notes payable of $2.1 million and stock-based compensation expense of $0.5 million. The significant changes in operating assets and liabilities include increases in deferred rent of $3.7 million, accrued liabilities of $2.2 million and deferred revenue of $0.4 million, offset by an increase in prepaid expenses of $0.8 million.

Investing Activities

Net cash used in investing activities was $18.0 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively. The amounts related entirely to purchases of property and equipment. The purchases of property and equipment during the first nine months of 2010 were primarily for sequencing equipment used in production, while the purchases of property and equipment during the first nine months of 2009 were for equipment used in our start-up production and research and development activities and leasehold improvements related to our facilities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 of $46.1 million consisted primarily of net proceeds from the issuance and sale of promissory notes and net proceeds from the issuance and sale of Series D and E preferred stock of $22.2 million and $27.0 million, respectively, offset by repayment of equipment loan borrowings of $3.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2009 of $38.9 million consisted primarily of net proceeds from the issuance and sale of Series D preferred stock and proceeds from the issuance and sale of promissory notes of $27.2 million and $14.7 million, respectively, offset by repayment of notes payable of $3.0 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis. We expect our cash expenditures to increase significantly in the near term, including significant expenditures for the expansion of our Mountain View, California sequencing facility and the possible development of additional sequencing centers, research and development, sales and marketing and general and administrative expenses. Specifically, we intend to expand our current sequencing and supporting computing capacity in our Mountain View and Santa Clara, California leased facilities in 2011. The cost for this facility expansion is estimated to be approximately $20.0 million. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to expand our business and build our infrastructure.

We believe that, based on our current level of operations and anticipated growth, the net proceeds from our public offering, together with our cash and cash equivalent balances, the credit facilities we entered into in December 2010 and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, if our available cash resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into another credit facility. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may require additional capital beyond our currently forecasted amounts and additional capital may not be available on reasonable terms, if at all.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including the factors discussed under the caption “Risk Factors.” We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the financial success of our genome sequencing business;

•	our ability to increase the genome sequencing capacity in our Mountain View facility;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations and establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the filing, prosecution and enforcement of patent claims;

•	the rate at which we establish possible additional genome sequencing centers and whether we can find suitable partners with which to establish those centers;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future; and

•	lawsuits brought against us by third parties.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2009 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$7,707	$4,440	$3,267	$—	$—
Interest expense payments(2)	1,276	617	659	—	—
Operating lease obligations(3)	17,886	2,610	5,098	5,415	4,763
Purchase obligations(4)	6,972	6,133	428	411	—

Total	$33,841	$13,800	$9,452	$5,826	$4,763

(1)	Represents our outstanding debt under our credit facility as of December 31, 2009.
(2)	Represents interest payments on our outstanding debt under our credit facility as of December 31, 2009 and termination payments related to our credit facility due on the maturity date of the notes.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists of purchase obligations related to our data center and related connectivity and non-cancellable orders for sequencing components.

Credit Facility

In July 2008, we entered into a loan and security agreement with various financial institutions to provide a term loan of $8.0 million and an equipment credit line of up to $5.0 million. Our borrowings under this credit facility have been secured by substantially all of our assets, other than our intellectual property. Payments of accrued interest and principal are due on the first day of each month, and one final payment of the remaining unpaid balance of principal and accrued interest is due on the maturity of each of the credit extensions. Outstanding borrowings, including the accreted portion of the termination payment, under the credit facility were $4.8 million and $8.0 million as of September 30, 2010 and December 31, 2009, respectively, and no further borrowings under our credit facility are available. Interest accrues at an annual rate between 10.50% and 11.04%, as determined at the time of the draw-down. The credit facility includes various non-financial covenants. We were in compliance with all required covenants of our credit facility as of September 30, 2010 and December 31, 2009.

See also Part II, Item 5. “Other Information” for a description of the loan and security agreements we entered into on December 17, 2010.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2010, our investment portfolio consists of money market funds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds, we do not believe we are subject to any material market risk exposure. We do not have any foreign currency or any other material derivative financial instruments.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against us in the U.S District Court in Delaware. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 10-649. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If we are found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, we may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. On September 23, 2010, we filed our answer to the complaint as well as our counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. We believe that we have substantial and meritorious defenses to the plaintiffs’ claims and intend to vigorously defend our position. However, a negative outcome in this matter could have a material adverse effect on our financial position, results of operations, cash flows and business. For more information regarding the risk of this litigation and future litigation, please see “Risk Factors—We currently are, and could in the future be, subject to litigation regarding patent and other proprietary rights that could harm our business” and “—We may incur substantial costs as a result of our current, or future, litigation or other proceedings relating to patent and other proprietary rights.” We are not currently able to estimate the potential loss, if any, that may result from this litigation.

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business. Other than as described above, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. In December 2009, we recognized our first revenue from the sale of our genome sequencing services. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, may make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	our ability to achieve profitability;

•	the size and frequency of customer orders;

•	our ability to expand our sequencing operations;

•	our need for and ability to obtain capital necessary to operate and expand our business;

•	the cost of our sequencing services;

•	the demand for the sequencing of complete human genomes;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	risks associated with expanding our business into international markets;

•	our ability to lower the average cost per genome that we sequence;

•	our dependence on single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations, or integrate any businesses we may acquire with our business;

•	our dependence on, and the need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods are not necessarily indicative of our future operating performance.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any quarterly period since we were formed. We incurred net losses of $12.3 million, $28.4 million and $35.9 million for the years ended December 31, 2007, 2008 and 2009, respectively, and $47.4 million for the nine months ended September 30, 2010. As of September 30, 2010, our deficit accumulated during the development stage was $128.6 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability on an annual basis in the near future. In addition, we expect our cash expenditures to increase significantly in the near term, including significant expenditures for the expansion of our Mountain View, California sequencing facility, research and development, sales and marketing and general and administrative expenses and the possible development of additional sequencing centers. We may encounter unforeseen difficulties, complications and delays in expanding our Mountain View sequencing facility or in establishing additional genome sequencing centers and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

We may need substantial additional capital in the future in order to maintain and expand our business.

Our future capital requirements may be substantial, particularly as we further develop our business, expand the sequencing and computing capacity in our Mountain View and Santa Clara, California leased facilities and establish additional genome sequencing centers. Historically, we have financed our operations through private placements of preferred stock and convertible debt and borrowings under our credit facility.

We believe that, based on our current level of operations and anticipated growth, the net proceeds from our recently completed initial public offering, together with our cash and cash equivalent balances, the credit facility we entered into in December 2010 and the interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including:

•	the financial success of our genome sequencing business;

•	our ability to increase the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	the rate at which we establish additional genome sequencing centers and whether we can find suitable partners to establish such centers;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	lawsuits brought against us by third parties.

If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into joint ventures or collaborations with partners able or willing to fund our development efforts or purchase our genome sequencing services, we will have to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, further develop and enhance our technology or otherwise respond to competitive pressures could significantly suffer. If this happens, we may be forced to:

•	slow or halt the expansion of our Mountain View facility and the establishment of additional genome sequencing centers;

•	slow the commercialization of our services;

•	delay or terminate research or development programs;

•	curtail or cease operations; or

•	seek to obtain funds through collaborative and licensing arrangements, which may require us to relinquish commercial rights or grant licenses on terms that are not favorable to us.

The report of our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern

In its report accompanying our audited financial statements for the year ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A report with this type of explanatory paragraph could impair our ability to finance our operations through the sale of debt or equity securities or to obtain commercial bank loans. On November 16, 2010, we closed our IPO and sold 6.0 million shares of our common stock at a public offering price of $9.00 per share. We received gross proceeds of approximately $54.0 million from this transaction, before underwriting discounts and commissions and offering expenses. We believe that the proceeds from our IPO, together with our cash and cash equivalent balances, the credit facilities we entered into in December 2010 and the interest income we earn on these balances, are sufficient to fund our operations for the next 12 months. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and maintain the necessary capital resources to fund our business, neither of which is certain. Accordingly, we may need to obtain additional capital and financing and the failure to do so may adversely affect the value of our common stock.

Risks Related to Our Business

Our only source of revenue is our human genome sequencing service, which is a new business model in an emerging industry, and failure to achieve market acceptance will harm our business.

Since our inception, all of our efforts have been focused on the creation of a technology platform for our human genome sequencing service, which we have only just recently commercialized. We expect to generate all of our revenue from our human genome sequencing service for the foreseeable future. As a result, market acceptance of our human genome sequencing service is critical to our future success.

Providing genome sequencing as a service is a new and unproven business model in a relatively new and rapidly evolving industry. We are using proprietary technology, involving multiple scientific and engineering disciplines, and a novel service model to bring complete human genome sequencing to an unproven market. Historically, companies in this industry have sold sequencing instruments directly to customers, and the customer performs the sequencing itself. We do not know if the purchasers and users of sequencing instruments will adopt our service model. For example, many potential customers want to sequence human genomes for proprietary studies that may lead to discoveries which they would seek to exploit, either commercially or through the publication of scientific literature. Accordingly, these potential customers may have significant reservations about allowing a third party to control the sequencing processes for their proprietary studies. Alternatively, other potential customers may want to sequence only portions of human genomes, rather than complete human genomes. There are many reasons why our services might not become widely adopted, ranging from logistical or quality problems to a failure by our sales force to engage potential customers, and including the other reasons stated in this “Risk Factors” section. As a result, our genome sequencing service may not achieve sufficient market acceptance to allow us to become profitable.

Our success depends on the growth of markets for analysis of genetic variation and biological function, and the shift of these markets to complete human genome sequencing.

We are currently targeting customers for our genome sequencing service in academic and government research institutions and in the pharmaceutical and other life science industries. Our customers are using our service for large-scale human genome studies for a wide variety of diagnostic and discovery applications. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. The development of the market for complete human genome sequencing and the success of our service depend in part on the following factors:

•	demand by researchers for complete human genome sequencing;

•	the usefulness of genomic data in identifying or treating disease;

•	the ability of our customers to successfully analyze the genomic data we provide;

•	the ability of researchers to convert genomic data into medically valuable information;

•	the capacity and scalability of the hardware storage components necessary to store, manage, backup, retain and safeguard genomic data; and

•	the development of software tools to efficiently search, correlate and manage genomic data.

For instance, demand for our genome sequencing service may decrease if researchers fail to find meaningful correlations between genetic variation and disease susceptibility through genome-wide association studies. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting pharmaceutical and other life science companies and changes in government programs that provide funding to companies and research institutions, could harm our business. If our target markets do not develop in a timely manner, demand for our service may grow at a slower rate than we expect, or may fall, and we may not achieve profitability.

To date, relatively few complete human genomes have been sequenced, in large part due to the high cost of large-scale sequencing. Our business plan assumes that the demand for sequencing complete human genomes will increase significantly as the cost of complete human genome sequencing decreases. This assumption may prove to be incorrect, or the increase in demand may take significantly more time than we anticipate. For example, potential customers may not think our cost reductions are sufficient to permit or justify large-scale sequencing. Moreover, some companies and institutions have focused on sequencing targeted areas of the genome that are believed to be primarily associated with disorders and diseases, as opposed to the entire genome. Demand for sequencing complete human genomes may not increase if these targeted sequencing strategies, such as exome sequencing, where selected regions containing key portions of genes are sequenced, prove to be more cost effective or are viewed as a more efficient method of genetic analysis than complete human genome sequencing.

We face significant competition. Our failure to compete effectively could adversely affect our sales and results of operations.

We currently compete with companies that develop, manufacture and market genome sequencing instruments or provide genome sequencing services. We expect competition to increase as our competitors develop new, improved or cheaper instruments or expand their businesses to include sequencing services, and as new companies enter the market with innovative technologies.

The market for genome sequencing technology is highly competitive and is served by several large companies with significant market shares. For example, established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation are marketing instruments for genetic sequencing that are directly competitive with our services, and these companies have significantly greater financial, technical, marketing and other resources than we do to invest in new technologies and have substantial intellectual property portfolios and substantial experience in product development and regulatory expertise. Also, there are many smaller companies, such as NABsys, Inc., Oxford Nanopore Technologies, Ltd., Pacific Biosciences, Inc. and Helicos Biosciences Corporation that are developing sequencing technology that would compete with ours. Moreover, large established companies may acquire smaller companies, such as these, with emerging technologies and use their extensive resources to develop and commercialize such technologies or incorporate such technologies into their instruments and services. For example, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology startup.

In addition, there are many research, academic and other non-profit institutions that are pursuing new sequencing technologies. These institutions often have access to significant government and other funding. For example, BGI (formerly known as Beijing Genomics Institute) in the People’s Republic of China offers a service that is similar to ours and is funded by the government of China. In the United States, agencies such as the National Human Genome Research Institute provide funding to institutions to discover new sequencing technology. We may compete directly with these institutions, or these institutions may license their technologies to third parties with whom we would compete.

While many of our existing competitors primarily sell sequencing instruments, they may also provide sequencing services like us. Since these competitors have already developed their own sequencing technology, they will not experience significant technological barriers to entry and can likely enter the sequencing services market fairly quickly and with little additional cost. For example, Illumina started providing whole genome sequencing services through its Illumina genome network in mid-2010, and Life Technologies has recently announced a collaboration to build a genome sequencing facility. Furthermore, many of these instrumentation companies have already established a significant market presence and are trusted by customers in the industry. As established instrumentation companies enter the sequencing services market, many potential customers may purchase sequencing services from these companies instead of us, even if we offer superior technology and services.

The emergence of competitive genome sequencing technologies may harm our business.

The success of our genome sequencing services will depend, in part, on our ability to continue to enhance the performance and decrease the cost of our genome sequencing technology. A number of genome sequencing technologies exist, and new methods and improvement to existing methods are currently being developed, including technology platforms developed by companies that we expect will directly compete with us as providers of sequencing services or instruments. These new technologies may result in faster, more cost-effective and more accurate sequencing methods than ours. For example, our sequencing technology does not currently cover all of the nucleotides in the genome. If competitive technologies emerge that sequence portions of the genome that our technology does not, our business could suffer if those portions contain important genomic information. We expect to face competition from emerging companies, including NABsys, Oxford Nanopore Technologies and Pacific Biosciences. As a result of the emergence of these competitive sequencing technologies, demand for our service may decline or never develop sufficiently to sustain our operations.

Our industry is rapidly changing, with emerging and continually evolving technologies that increase the efficiency and reduce the cost of sequencing genomes. As new technologies emerge, we believe that the cost and error rates of, and the time required to, sequence human genomes will eventually decrease to a level where competition in the industry will shift to other factors, such as providing related services and analytical technologies. We may not be able to maintain any technological advantage over these new sequencing technologies, and if we fail to compete effectively on other factors relevant to our customers, our business will suffer.

Our order backlog may never be completed, and we may never earn revenue on backlogged contracts to sequence genomes.

As of September 30, 2010, we had a backlog of orders for sequencing over 800 genomes. This figure represents the number of genomes for which customers have placed sequencing orders that we believe are firm and for which we have not yet recognized revenue. We believe that our sequencing orders in backlog as of September 30, 2010 will result in approximately $9.0 million of revenue during the 12 months following that date. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Quarterly Report on Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

We may fail to complete backlog orders as we expect for many reasons. We are in the early stages of launching our services, and while we have been increasing our throughput capacity rapidly, we have in the past experienced growing backlog due to our inability to keep pace with new orders. Delays in sequencing for which we are responsible could cause backlog orders to be cancelled by customers, which has happened to us at least once. Even with sufficient throughput capacity, we are not always in control of the rate at which we complete orders and therefore convert backlog to revenue. For example, customers often place firm orders with us before providing us with genomic samples, delaying our start of the sequencing process. Additionally, once we receive a customer’s samples, we test them to assure that they are of sufficient quality and quantity for sequencing. If not, we contact the customer and request additional samples, resulting in further delay. Also, customers may negotiate a period of time, measured in weeks or in some cases months, to accept or reject our sequencing reports once delivered. Customer acceptance in these instances is a prerequisite for recording revenue for those orders. For these reasons, you should use caution in adopting changes in, or the absolute amount of, our backlog as a proxy for market acceptance of our sequencing services or an indicator of future revenue.

We must significantly increase our production capabilities in order to meet expected demand.

We have only just recently commercialized our complete human genome sequencing service, and we have very limited experience in running a commercial-scale production facility. We have only one sequencing facility, and we project that facility to have the capacity to sequence over 400 complete human genomes per month by the end of 2010. This capacity is significantly less than what would be required to achieve profitability, if demand for our sequencing services grows as anticipated. Our business plan assumes that we will be able to increase our capacity multiple fold.

We plan to increase the capacity of our sequencing facility by installing additional sequencing machines, improving our software and purchasing higher resolution cameras to image the DNA arrays. We also plan to construct additional genome sequencing centers in the United States and elsewhere. We may encounter difficulties in expanding our sequencing infrastructure, and we may not build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including due to third parties who provide the components of our technology platform. Implementing improvements to our sequencing technology may involve significant changes, which may result in delays, or may not achieve expected results. For example, we are experimenting with increasing the density of the silicon wafers that we use for our DNA arrays by reducing the grid size of those wafers and correspondingly reducing the diameter of our DNA nanoballs, or DNBs, and the sticky spots on those wafers. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our genome sequencing technology platform was developed for human DNA and is not currently optimized to sequence non-human DNA.

Our technology platform was developed and has been optimized for sequencing human DNA, and we do not intend to sequence non-human DNA. We face significant competition from established companies who sell genome sequencing instruments that can sequence both human and non-human DNA. Many of the academic and research institutions that are our target customers conduct studies on both human and non-human DNA. Prospective customers may choose to purchase sequencing instruments from a competitor because of their broader sequencing application. Our competitors may also choose to provide sequencing services for non-human DNA. As a result, there may not be sufficient demand for our human genome sequencing service, which will harm our business.

We depend on a limited number of suppliers, including single-source suppliers, of various critical components for our sequencing process. The loss of these suppliers, or their failure to supply us with the necessary components on a timely basis, could cause delays in the current and future capacity of our sequencing center and adversely affect our business.

We depend on a limited number of suppliers, including some single-source suppliers, of various critical components for our sequencing process. We do not have long-term contracts with our suppliers or service providers. Because we do not have long-term contracts, our suppliers generally are not required to provide us with any guaranteed minimum production levels. As a result, we may not be able to obtain sufficient quantities of critical components in the future.

Although alternative suppliers exist for each of the critical components of our sequencing process, that process has been designed around the functions, limitations, features and specifications of the components that we currently utilize. For example, the cameras in our sequencers are supplied by Hamamatsu Photonics and the optical equipment is supplied by Carl Zeiss, Inc. A failure by either or both of these companies to supply these components would require us to integrate alternative cameras and optical equipment, and potentially integrate other components, into future sequencing instruments. If we are required to integrate new components into future sequencers, we would experience a delay in the deployment of these sequencers, and, as a result, our efforts to expand our sequencing capacity would be delayed.

A delay or interruption by our suppliers may also harm our business. For example, the wafers that comprise the base of our sample slide are fabricated by SVTC Technologies, L.L.C. We have not yet qualified an alternative source for the supply of these wafers, which are critical to our sequencing process, and the custom manner in which these wafers are made may make it difficult to qualify other semiconductor suppliers to manufacture them for us. We recently experienced a significant delay in the delivery, from one of our suppliers, of certain components for our sequencing system, which delayed our planned expansion of our Mountain View sequencing facility. Similarly, an interruption of services by Amazon Web Services, on whom we rely to deliver finished genomic data to our customers, would result in our customers not receiving their data on time.

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following:

•	our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms;

•	delays by our suppliers could significantly limit our ability to sequence customer data and delay our efforts to increase our sequencing capacity;

•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all; and

•	delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects.

If our Mountain View genome sequencing facility becomes inoperable, we will be unable to perform our genome sequencing services and our business will be harmed.

We currently do not have redundant sequencing facilities on a scale that could support our business. We perform all of our commercial genome sequencing in our facility located in Mountain View, California. Mountain View is situated on or near earthquake fault lines. Our facility, the equipment we use to perform our sequencing services and our other business process systems are costly to replace and could require substantial time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to sequence genomes for some period of time. In addition, these events may temporarily interrupt our ability to receive samples from our customers or materials from our suppliers and our access to our various systems necessary to operate our business. The inability to perform our sequencing service would result in the loss of customers and harm our reputation. While we currently maintain approximately $40.0 million in property insurance coverage, we do not currently have insurance coverage for damage arising from an earthquake. Our insurance covering damage to our property may not be sufficient to cover all of our potential losses and will not cover us in the event of an earthquake, and may not continue to be available to us on acceptable terms, or at all.

Failure to achieve expected sequencing process yields, or variability in our sequencing process yields, could harm our operating results and damage our reputation.

Our sequencing process, like any other commercial-scale production process, is not flawless. For example, our DNBs may not adhere to all of the “sticky” spots on the surface of the silicon wafers we use to sequence DNA, or parts of the wafers may be unreadable. We refer to the efficiency of our sequencing process as its yield. The sequencing process yields we achieve depend on the design and operation of our sequencing process, which uses a number of complex and sophisticated biochemical, informatics, optical and mechanical processes. An operational or technology failure in one of these complex processes may result in sequencing processing yields that are lower than we anticipate or that vary between sequencing runs. In addition, we are regularly evaluating and refining our sequencing process. These refinements may initially result in unanticipated issues that further reduce our sequencing process yields or increase the variability of our sequencing yields. Low sequencing yields, or higher than anticipated variability, increases total sequencing costs and reduces the number of genomes we can sequence in a given time period, which can cause variability in our operating results and damage our reputation.

We may have to resequence genomes due to contamination of DNA samples in the sequencing process.

In the past, we have had to resequence various genome samples as a result of contamination occurring in the sample preparation and library construction process. The sequencing process is highly sensitive, and the presence of any foreign substances during the preparation of the slide samples can corrupt the results of the sequencing process. Resequencing requires additional expense, time and capacity and delays the recognition of revenue from the service. Samples may be contaminated in the future, which may damage our reputation and decrease the demand for our service.

Mishandling or switching of DNA samples or genomic data may harm our reputation and result in litigation against us.

We may unintentionally mishandle DNA samples. For example, if customer samples or sequencing results are switched, our customers would receive the wrong sequencing data, which could have significant consequences, particularly if that data is used to diagnose or treat disease. Mishandling customer samples or data would harm our reputation and could result in litigation against us.

If we are not successful in reducing the average cost of our sequencing service, demand for our services, and therefore our business, will suffer.

Our ability to expand our customer base depends highly on our ability to reduce the average cost of sequencing a human genome. For example, certain academic or government-sponsored research organizations may forgo or delay whole genome-wide studies based on the cost required to sequence complete human genomes, in favor of other less expensive studies. Additionally, certain of our target customers may decide it is more cost-effective to purchase sequencing instruments from a competitor than contract for our sequencing service. To compete effectively with competitors who sell and market sequencing instruments, our service must provide cost advantages, superior quality and time savings over the purchase of sequencing instruments. In addition, as new competitors enter the market or expand their business model to include sequencing services, we expect increased pricing pressure, which may force us to decrease the price of our genome sequencing service. Our gross profit and operating results will suffer if we are unable to offset any reductions in our prices by reducing our costs by developing new or enhanced technologies or methods, or increasing our sales volumes.

Reduction or delay in research and development budgets and government funding may adversely impact our sales.

We expect that for the foreseeable future, our revenue will be derived primarily from selling our genome sequencing service to a relatively small number of academic, governmental and other research institutions, as well as pharmaceutical and other life science companies. Our revenue may decline substantially due to reductions and delays in research and development expenditures by these customers, which depend, in part, on their budgets and the availability of government funding. Factors that could affect the spending levels of our customers include:

•	weakness in the global economy and changing market conditions that affect our customers;

•	changes in the extent to which the pharmaceutical and life science industry may use genetic information and genetic testing as a methodology for drug discovery and development;

•	changes in government programs that provide funding to companies and research institutions;

•	changes in the regulatory environment affecting pharmaceutical and life science companies and research;

•	impact of consolidation within the pharmaceutical and life science industry; and

•	cost-reduction initiatives of customers.

Also, government funding of research and development is subject to the political process, which is inherently unpredictable. Any reduction in the funding of life science research and development or delay surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our services. A reduction or delay in demand for our service will adversely affect our ability to achieve profitability.

The timing and extent of funding provided by the American Recovery and Reinvestment Act of 2009 could adversely affect our business, financial condition or results of operations.

In February 2009, the U.S. government enacted the American Recovery and Reinvestment Act of 2009, which we refer to as the Recovery Act, to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act, over $10 billion in research funding was provided to the National Institutes of Health, or NIH, through September 2010 to support the advancement of scientific research. A portion of the stimulus funding supported the analysis of genetic variation and biological function and may have a significant positive long-term impact on our business and the industry generally. In the short-term, however, potential customers may delay or forgo their purchases of our services as they wait to learn whether, and to what extent, they will receive stimulus funding. If potential customers are unable to obtain stimulus money, they may reduce their research and development budgets, resulting in a decrease in demand for our service. In addition, even if potential customers receive these stimulus funds, they may not purchase our services, and we may not benefit from the Recovery Act.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our genome sequencing services.

Our genome sequencing services are intended to facilitate large-scale human genome studies for a wide variety of diagnostic and discovery applications. However, genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead individuals to refuse to use genetics tests even if permissible.

In addition, we do not control how our customers use the genomic data we provide. In most cases, we do not know the identity of the individuals whose DNA we sequence, the reason why their DNA is being sequenced or the intended use of the genomic data we provide. If our customers use our services or the resulting genomic data irresponsibly or in violation of legal restrictions, our reputation could be harmed and litigation may be brought against us.

Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have an adverse effect on our business, financial condition or results of operations.

We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.

We work with materials, including chemicals, biological agents and compounds and DNA samples that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.

In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. While our property insurance policy provides limited coverage in the event of contamination from hazardous and biological products and the resulting cleanup costs, we do not currently have any additional insurance coverage for legal liability for claims arising from the handling, storage or disposal of hazardous materials. Further, our general liability insurance and workers’ compensation insurance policies do not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected.

We have limited selling and marketing resources and may be unable to successfully commercialize our human genome sequencing service.

We currently have a small sales and marketing team. To grow our business as planned, we must expand our sales, marketing and customer support capabilities. We may be unable to attract, retain and manage the specialized workforce necessary to gain market acceptance and successfully commercialize our services. In addition, developing these functions is time consuming and expensive.

The sale of genome sequencing services involves extensive knowledge about genomic research and sequencing technology, including the sequencing technology of our competitors. To be successful, our sales force and related personnel must be technically proficient in a variety of disciplines. For example, many of our existing salespersons have Ph.D. degrees in various scientific fields. There are relatively few people that have the necessary knowledge and qualifications to be successful salespersons or support personnel in our industry.

In certain regions or markets, we may seek to partner with others to assist us with sales, marketing and customer support functions. However, we may be unable to find appropriate third parties with whom to enter into these arrangements. Furthermore, if we do enter into these arrangements, these third parties may not perform as expected.

Our software may incorrectly analyze the raw genomic data produced by our sequencing equipment.

Our sequencing instruments generate raw genomic data from various segments of the genome being sequenced. This data must be arranged into the correct order to reconstruct the original genomic structure of the sample. We have developed software algorithms that facilitate this reconstruction. However, these algorithms rely on statistical models that provide only relative assurance, and not absolute assurance, that the original genomic structure has been reconstructed.

In addition, the genomic data we provide our customers includes a comparison of the sequenced genome against a reference genome to help identify possible mutations or variations. This reference genome is designed to approximate a “standard” human genome. However, this approximation may not be accurate.

If the algorithms we use to reconstruct genomic data incorrectly reconstruct the sequenced genome, or if our reference genome is significantly flawed, the genomic data we deliver could be inaccurate and of little or no use to our customers.

An inability to manage our planned growth or expansion of our operations could adversely affect our business, financial condition or results of operations.

Our business has grown rapidly, and we expect this growth to continue as we expand our sequencing capacity. For example, we had three employees at the end of 2005 and 167 employees as of September 30, 2010. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

•	implement and improve our sales, marketing and customer support programs and our research and development efforts;

•	enhance our operational and financial control systems;

•	expand, train and manage our employee base;

•	integrate acquired businesses, if applicable; and

•	effectively address new issues related to our growth as they arise.

We may not manage our expansion successfully, which could adversely affect our business, financial condition or results of operations.

If we expand our operations outside of the United States, we will face risks that may increase our operating costs.

We plan to expand our operations to include additional genome sequencing centers outside of the United States. Because the laws of certain countries currently prohibit the export of DNA, we will have to establish local facilities to access those markets and establish a presence in other markets. To date, we have not expanded our operations outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may be unsuccessful. In addition, we will face risks in doing business internationally that could increase our operating costs, including the following:

•	economic conditions in various parts of the world;

•

unexpected and more restrictive laws and regulations, including those laws governing ownership of intellectual property, collection and use of personal information and other privacy considerations, hazardous materials and other activities important to our business;

•	new and different sources of competition;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	the difficulty of managing and staffing additional genome sequencing centers and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•	fluctuations in exchange rates; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our services in certain foreign markets.

The success of the expansion of our business internationally will depend, in part, on our ability to anticipate and effectively manage these and other risks associated with international operations. Our failure to manage any of these risks successfully could increase our operating costs.

Certain of our potential customers may require that we become certified under the Clinical Laboratory Improvement Amendments of 1988.

Although we are not currently subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, we may in the future be required by certain customers to obtain a CLIA certification. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. If our customers require a CLIA certification, we will have to continually expend time, money and effort to ensure that we meet the applicable quality and safety requirements, which may divert the attention of management and disrupt our core business operations.

Because the market for genome sequencing is relatively new and rapidly evolving, we may become subject to additional future governmental regulation, which may place additional cost and time burdens on our operations.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. The life sciences and pharmaceutical industries, which are significant target markets for our services, have historically been heavily regulated. There are comprehensive federal and state laws regarding matters such as the privacy of patient information and research in genetic engineering. For example, if we inadvertently disclose private patient information in the course of providing our sequencing services, we could be prosecuted for violations of federal law.

Legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. They could also extend existing regulations to cover our services. For example, medical diagnostic products may, depending on their intended use, be regulated as medical devices by the Food and Drug Administration, or FDA, if they are:

•	used in the diagnosis of disease or other conditions;

•	used in the cure, mitigation, treatment or prevention of disease; or

•	intended to affect the structure or any function of the body.

Medical devices generally cannot be marketed without first receiving clearance or approval (depending on the regulatory pathway) from the FDA. We do not believe that our sequencing services are currently subject to the FDA’s medical device requirements because we do not intend our services to be used for the diagnosis of disease. However, we cannot control how the genomic information we provide will be used by our customers.

In addition, the FDA is focusing on our market, which has created uncertainty regarding the regulatory landscape. The FDA has recently taken actions suggesting that it interprets the applicable regulations expansively to cover certain genomic devices and services, particularly those sold directly to consumers. Since June 2010, the FDA has sent numerous letters to certain companies in this market, including 23andMe, Inc., deCODE Genetics, Knome, Inc., Navigenics, Inc. and Pathway Genomics. In these letters, the FDA noted that it considers genetic tests marketed by these companies to be subject to FDA regulation and, accordingly, unapproved medical devices. The FDA may extend this position to services such as ours. In addition, the FDA may implement new regulations that may be broad enough to cover our operations. Changes to the current regulatory framework, including the imposition of new regulations, could arise anytime, and we may be unable to obtain or maintain FDA or comparable regulatory approval or clearance for our services, if required. For example, the FDA may impose restrictions on the types of customers to which we can market and sell our services and the types of persons whose DNA we may sequence. Also, future legislation may require that patients provide specific consent to have their DNA sequenced. This could require our customers to obtain new consents before they can submit DNA samples to us for sequencing.

In any event, if we expand our business to include sequencing services intended to be used for the diagnosis of disease, we will likely become subject to regulation by the FDA or other comparable agencies of other countries, which may require us to obtain regulatory approval or clearance before we can market those services.

These regulatory approval processes may be expensive, time-consuming and uncertain, and our failure to obtain or comply with these approvals or clearances could harm our business, financial condition or operating results.

Disruption to or failure of our data center or other technical systems may disrupt our business and harm our operating results.

We rely on our network infrastructure, data centers, enterprise applications and technology systems for the development and support of our sequencing service, including the preparation, analysis and transmission of data from our sequencing center, as well as for the internal operation of our business. These systems are susceptible to disruption or failure in the event of natural disasters such as a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, power outage or other catastrophic event. Further, our data center and our sequencing facility, which houses certain of our technology systems, are located near major earthquake faults. Disruptions to or the failure of our data center or any of these technology systems, including the network connection between our Mountain View facility and our data center, and the resulting loss of critical data, could cause delays in the transmission and analysis of the sequencing data, prevent us from fulfilling our customers’ orders and severely affect our ability to conduct normal business operations.

Our new credit facility contains restrictions that limit our flexibility in operating our business.

In December 2010, we entered into two new loan and security agreements, which we refer to collectively as our credit facility, and refinanced our existing credit facility. Our new credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;

•	create, incur or assume additional indebtedness;

•	encumber or permit liens on certain of our assets;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under our credit facility. Upon the occurrence of an event of default under our credit facility, our lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our credit facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under our credit facility.

If we fail to retain the services of our key executives or if we are unable to attract and retain skilled personnel, our ability to grow our business and our competitive position would be impaired.

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled personnel. In particular, we depend highly on the contributions of Clifford A. Reid, Ph.D., our President and Chief Executive Officer, and Radoje Drmanac, Ph.D., our Chief Scientific Officer. The loss of either of these executives could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. If either of these key executives were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity, both during the search for, and integration of, any such successor.

Our research and development, operations and sales and marketing personnel represent a significant asset and serve as the source of our business strategy, scientific and technological innovations and sales and marketing initiatives. As a result, our success substantially depends on our ability to retain and attract personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining qualified personnel on a timely basis or on competitive terms, if at all. In addition, many qualified personnel are located outside of Northern California, where we are located, and some qualified personnel that we may recruit may not be interested in relocating. If we are unable to attract and retain the necessary personnel on a cost-effective basis, our ability to grow our business and our competitive position would be impaired.

We may engage in joint ventures or acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.

In the future, we may enter into joint ventures or acquire other businesses, products or technologies. Because we have not entered into any joint ventures or made any acquisitions to date, our ability to do so successfully is unproven. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all, or successfully integrate any acquired business, products or technologies into our operations. If we do enter into any joint ventures or complete acquisitions, we may not strengthen our competitive position or achieve our goals, or these transactions may be viewed negatively by customers or investors. In addition, we may have difficulty integrating and motivating personnel, technologies and operations from acquired businesses and retaining and motivating key personnel from those businesses. Joint ventures and acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including section 404 of the Sarbanes-Oxley Act of 2002.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers.

In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the related rules of the Securities and Exchange Commission require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, our management and, depending on the size of our public float, independent registered public accounting firm will have to provide a report on the effectiveness of our internal control over financial reporting with our annual report for the fiscal year ending December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, reductions or delays in planned research and development and other expenditures by our customers or decreased funding of genomic research by governmental entities. A weak or declining economy could also put strain on our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.

Risks Related to Intellectual Property

We currently are, and could in the future be, subject to litigation regarding patent and other proprietary rights that could harm our business.

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. On August 3, 2010, Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina) filed a complaint in the U.S. District Court in Delaware alleging patent infringement by us. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The complaint seeks, among other things, a preliminary and permanent injunction against us from infringing these patents and unspecified monetary damages. We may incur substantial time and expense in defending against this complaint. If we were found to infringe one or more valid claims of a patent-in-suit and if the district court granted an injunction on that basis, we may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. Redesigning portions of our sequencing process may take substantial time and resources and may delay our ability to generate revenue. In addition, a license to the necessary patent rights may not be available on commercially reasonable terms, if at all. In the event that the district court grants an injunction and we are unsuccessful in redesigning our sequencing process or obtaining a license, we may be forced to cease our sequencing operations altogether. See Part II, Item 1. Legal Proceedings.

As we enter our markets, it is possible other competitors will claim that our services infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Such competitors and other third parties may have obtained and may in the future obtain patents covering products or processes that are similar to or may include steps or processes used in our sequencing technology, allowing them to claim that the use of our technologies infringes these patents. In particular, we are aware of issued U.S. patents owned by competitors and other third parties, including Illumina, to which we do not have licenses that may relate to our sequencing technology and which pertain to, among other things:

•	sample preparation techniques;

•	processes for making nucleic acid templates (“library construction”);

•	processes for making DNBs from nucleic acid templates;

•	nucleic acid arrays;

•	methods of making arrays of DNBs;

•	sequencing methods, including those involving ligation;

•	identifying genomic sequences on nucleic acid arrays;

•	devices and apparatus used in nucleic acid detection systems, including optical systems; and

•	information processing systems including software for base calling, sequence mapping and assembly.

Some of the third parties that own these patents, including Illumina, have strong economic incentives, and substantial financial resources, to claim that we are infringing their patent rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, our ability to identify invalidating “prior art” (that is, publication of the patent holder’s invention or technology prior to the stated invention date) in order to invalidate the asserted patent and on other factors. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

If we were found by a court to have infringed a valid patent claim, we could be prevented from using the patented technology or be required to pay the owner of the patent rights for the rights to use that technology. If we decide to pursue a license to one or more of these patents, we may not be able to obtain such a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us, as it would be under no obligation to do so. If we decide to develop alternative technology, we may not be able to do so on a timely or cost-effective manner, if at all.

In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, which later result in issued patents that processes in our sequencing technology infringe. Processes in our sequencing technology may also infringe existing issued patents of which we are currently unaware. Even though we own or have other rights to patents, these patents do not provide us with the freedom to offer our sequencing services unimpeded by the patent rights of others. For example, we may be required to pursue or defend a patent infringement action in order to protect our intellectual property rights or practice our sequencing technology.

It is possible that, in addition to our current litigation, we may in the future receive, particularly as a public company, communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property or threatening litigation. In addition to patent infringement claims, third parties may assert copyright, trademark or other proprietary rights against us. We may not be able to successfully defend against the claims asserted by Illumina, or future claims, and our business may suffer if we are found to have infringed upon the patents held by Illumina, or if future claims are brought against us.

We may not be able to protect our patent rights or other intellectual property which could impair our ability to compete effectively.

We depend on proprietary technology for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. To protect our proprietary technology, we rely on patents and other intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.

We have licensed, from Callida Genomics, Inc., U.S. and international patents and patent applications relating to our business. Because the issuance of a patent is not conclusive of its validity or enforceability, our existing patent rights, and rights we may obtain in the future, may not provide us with meaningful protection. The patent rights on which we rely may be challenged and invalidated or may be interpreted not to be broad enough to cover the critical components of our technology. Our pending patent applications may have their claims limited or may not result in issued patents. Moreover, our patent rights become more limited as owned or licensed patents begin to expire in 2014. We will be able to protect our technologies from unauthorized use by third parties only to the extent that valid and enforceable patents or other proprietary rights cover them. Even if we have valid and enforceable patents or other proprietary rights, competitors may be able to design alternative methods or devices that avoid infringement of those patents or rights.

Our key patent rights are licensed from Callida, which is owned by our Chief Scientific Officer and his spouse. If we breach the terms of these licenses, or if our relationship with Callida or its owners deteriorates, Callida may seek to terminate the licenses. If we lose our rights to use these patents, we may be forced to re-design our sequencing technology, which would be expensive and may not be possible.

The patent positions of biotechnology companies, including us, can be highly uncertain and involve complex and evolving legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. Legal developments may preclude or limit the patent protection available for our sequencing technology.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our sequencing technology or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could harm our business.

We may incur substantial costs as a result of our current, or future, litigation or other proceedings relating to patent and other proprietary rights.

The genomic sequencing industry includes several large companies that have rights to many broad issued patents and pending patent applications. Competitors in this industry have fiercely litigated their patent positions and alleged infringements by others. For example, Illumina and Affymetrix were recently involved in long and expensive patent litigation relating to DNA sequencing technology. This litigation resulted in a settlement involving the payment of $90 million by one party to the other.

Our involvement in intellectual property litigation, including our current litigation with Illumina, or administrative proceedings could result in significant expense. Some of our competitors, including Illumina, Life Technologies and Affymetrix, have considerable resources available to them. We, on the other hand, are an early-stage commercial company with comparatively few resources available to us to engage in costly and protracted litigation. Intellectual property infringement claims asserted against us, whether with or without merit, could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our management’s and scientific personnels’ attention and may result in liability for substantial damages. In addition, our standard customer contract requires us to indemnify our customers for claims alleging that any of our products misappropriate or violate any third party patent, copyright, trade secret or other intellectual property or proprietary rights.

If third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent Office or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

Confidentiality agreements with employees and others may not adequately prevent disclosures of our trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us will be our exclusive property. Despite these measures, our proprietary information may be disclosed, third parties could reverse engineer our sequencing technologies and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to Ownership of Our Common Stock

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from November 11, 2010, the first day of trading of our common stock, to December 20, 2010, our stock has had low and high sales prices in the range of $8.98 to $6.60 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of our registration statement and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	changes in governmental regulations; and

•	a decrease in government funding of research and development or a slowdown in the general economy.

In recent years, the stock market in general, and the market for technology/life science companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.

Our directors, executive officer, and the holders of more than 5% of our common stock, together with their affiliates, beneficially own approximately 80.9% of our outstanding common stock. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 30, 2010, we had 25,916,421 shares of common stock outstanding. Of these shares, 21,566,421shares are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradeable on May 10, 2011, subject to extension or reduction. Upon the expiration of these restrictions contained in these contractual lock-up agreements, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to approximately 21.7 million shares of our common stock, including shares issuable upon exercise of outstanding options. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to the lock-up agreements described above.

We also registered 6,628,347 shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up agreements described above.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2010 through September 30, 2010, we sold and issued the following unregistered securities:

1.	We granted options to our employees and directors for the purchase of an aggregate of 609,006 shares of our common stock at a weighted-average exercise price of $3.61, pursuant to our 2006 Equity Incentive Plan, as amended, or the 2006 Plan. During this period, stock options to purchase an aggregate of 33,876 shares of our common stock were cancelled without being exercised and 9,578 shares of our common stock were issued upon exercise of stock options. The options granted during this period pursuant to our 2006 Plan are subject to vesting over four years from the date of grant, subject to the optionee’s continuous service with us.

2.	We issued and sold an aggregate of $121,440 in principal amount of convertible notes and warrants to purchase an aggregate of 270 shares of our common stock at an exercise price of $1.50 per share to six accredited investors.

3.	In a series of closings, we issued and sold an aggregate of 5,274,871 shares of our Series E Preferred Stock at a price of $7.56 per share for a combination of cash and the conversion of $22.6 million in convertible debt and accrued interest, for aggregate gross consideration of $39.9 million to 20 accredited investors, and issued warrants to purchase an aggregate of 1,318,719 shares of our common stock at an exercise price of $2.69 per share.

Use of Proceeds from the Sale of Registered Securities

On November 10, 2010, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-168439), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 6,900,000 shares of our common stock with an aggregate offering price of $96.6 million. We sold and issued 6,000,000 shares of our common stock at a price to the public of $9.00 per share for an aggregate offering price of approximately $54.0 million. The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. The managing underwriters of the offering were UBS Securities LLC, Jefferies & Company, Inc., Robert W. Baird & Co. Incorporated and Cowen and Company, LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $7.0 million, the net proceeds from the offering were approximately $47.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On December 17, 2010, we entered into loan and security agreements with each of Comerica Bank (“Comerica”) and Atel Ventures, Inc. (“Atel”).

Comerica Loan Agreement

The loan and security agreement with Comerica (the “Comerica Loan Agreement”) consists initially of a term loan of $8.0 million. A portion of the borrowings under the Comerica Loan Agreement must be used to repay the remaining balance of $4.0 million on our existing secured equipment loan agreement with Silicon Valley Bank, Leader Equity LLC and Oxford Finance Corporation, including certain pre-payment expenses. The remainder of the term loan will be used to fund our working capital requirements. The loan balance will be repaid in 36 equal monthly payments of principal and interest. Interest will accrue on the term loan at a rate equal to the Prime Referenced Rate plus 3.25% per annum. The Prime Referenced Rate is equal to the prime rate established by Comerica plus 2.5% (but in no event shall the Prime Referenced Rate be lower than the Daily Adjusting LIBOR Rate plus 2.5%).

By April 1, 2011, we are required to have repaid a minimum of $2.0 million of the term loan and, at such time, the repaid balance of the term loan will automatically convert into a line of credit. On April 1, 2011, we may also elect to repay up to the entire remaining term loan and convert up to the entire repaid balance to a line of credit. Advances under the line of credit are limited to the lesser of (i) 80% of eligible domestic accounts receivable or (ii) the actual amount converted on April 1, 2011, up to $8.0 million. Amounts borrowed under the line of credit may be repaid and reborrowed at any time prior to the October 1, 2012 maturity date, at which time all advances under the line of credit shall be due and payable. Outstanding borrowings under the line of credit will incur interest at a rate equal to the Prime Reference Rate plus 2.50% per annum. Upon conversion of the repaid balance of the term loan to the line of credit, the remaining term loan balance that is not converted will be re-amortized and repaid in 32 equal monthly payments of principal and interest.

Borrowings under the Comerica Loan Agreement are secured by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel Loan Agreement (as defined below). In addition, we have agreed not to pledge our intellectual property to another entity without Comerica’s approval or consent.

Atel Loan Agreement

The loan and security agreement with Atel (the “Atel Loan Agreement”) consists of a $6.0 million term loan for equipment purchases, which will be collateralized to secure the term loan. Under the terms of the Atel Loan Agreement, the term loan balance will be repaid in 36 equal monthly payments of principal and interest. Interest will accrue on the term loan at a rate of 11.26% per annum. The outstanding borrowings under the term loan are secured by a senior priority interest in certain of our current property and equipment, and all property and equipment that we purchase during the term of the Atel Loan Agreement.

In connection with the Atel Loan Agreement, we issued to Atel a warrant to purchase 49,834 shares of our common stock at an exercise price of $7.224 per share (the “Atel Warrant”). The Atel Warrant expires on the 10th anniversary of the issuance date.

The Comerica Loan Agreement and Atel Loan Agreement each contain customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that we maintain certain cash account balances, liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Comerica and Atel. We paid to Comerica and Atel an aggregate of approximately $130,000 in fees and expenses in connection with the Comerica Loan Agreement and Atel Loan Agreement.

The foregoing description of the Comerica Loan Agreement and Atel Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the Comerica Loan Agreement and Atel Loan Agreement, which, in each case, will be filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Series A preferred stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Series B preferred stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

10.1	Fourth Amended and Restated Investor Rights Agreement, dated August 6, 2010, between Complete Genomics, Inc. and certain of its stockholders.	S-1/A	09/10/2010	10.1

10.2	Form of Indemnity Agreement for directors and officers.	S-1/A	10/04/2010	10.2

10.3a	Complete Genomics, Inc. 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7a

10.3b	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7b

10.4	Complete Genomics, Inc. Non-Employee Director Compensation Policy.	S-1/A	10/04/2010	10.14

10.5	Complete Genomics, Inc. Employee Stock Purchase Plan.	S-1/A	10/20/2010	10.15

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

December 22, 2010	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Series A preferred stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Series B preferred stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

10.1	Fourth Amended and Restated Investor Rights Agreement, dated August 6, 2010, between Complete Genomics, Inc. and certain of its stockholders.	S-1/A	09/10/2010	10.1

10.2	Form of Indemnity Agreement for directors and officers.	S-1/A	10/04/2010	10.2

10.3a	Complete Genomics, Inc. 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7a

10.3b	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7b

10.4	Complete Genomics, Inc. Non-Employee Director Compensation Policy.	S-1/A	10/04/2010	10.14

10.5	Complete Genomics, Inc. Employee Stock Purchase Plan.	S-1/A	10/20/2010	10.15

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.