Form 10-K
period 2010-12-31
COMPLETE GENOMICS INC
filed 2011-03-30
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34939

Complete Genomics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3226545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2071 Stierlin Court Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

(650) 943-2800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,976,693.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

COMPLETE GENOMICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

All statements in this Annual Report on Form 10-K that are not historical are “forward-looking statements” within the meaning of the federal securities laws. These include statements regarding our “anticipates,” “beliefs,” “estimates,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. Unless required by law, we do not undertake to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 1.	BUSINESS

Initial Public Offering

On November 16, 2010, we closed our initial public offering (the “IPO”) of 6,000,000 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of approximately $47.2 million, after deducting underwriting discounts, commissions and offering expenses.

Overview

We are a life sciences company that has developed and commercialized an innovative DNA sequencing platform, and our goal is to become the preferred solution for complete human genome sequencing and analysis. Our Complete Genomics Analysis Platform, or CGA Platform, combines our proprietary human genome sequencing technology with our advanced informatics and data management software and our innovative, end-to-end, outsourced service model to provide our customers with data that is immediately ready to be used for genome-based research. We believe that our solution can provide academic and biopharmaceutical researchers with complete human genomic data and analysis at an unprecedented combination of quality, cost and scale without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. By removing these constraints and broadly enabling researchers to conduct large-scale complete human genome studies, we believe that our solution has the potential to significantly advance medical research and expand understanding of the basis, treatment and prevention of complex diseases.

We believe that our complete human genome sequencing technology, which is based on our proprietary DNA arrays and ligation-based read technology, is superior to existing commercially available complete human genome sequencing methods in terms of quality, cost and scale. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. Because we have optimized our technology platform and our operations for the unique requirements of high-throughput complete human genome sequencing, we are able to achieve accuracy levels of 99.999% at a total cost that is significantly less than the total cost of purchasing and using commercially available DNA sequencing instruments and information process technology and then performing all the required sequence data assembly and analysis. We believe that we will be able to further improve our accuracy levels and reduce the total cost of sequencing and analysis, enabling us to maintain significant competitive advantages over the next several years. Because our technology resides only in our centralized facilities, we can quickly and easily implement enhancements and provide their benefits to our entire customer base. Our goal is to be the first company to sequence and analyze high-quality complete human genomes, at scale, for a total cost of under $1,000 per genome.

From the earliest days of the field of genomic sequencing to the present, companies and organizations that have achieved sequencing milestones in quality, cost and scale have immediately announced and/or published these sequencing results. We regularly and actively monitor publications and have compared the parameters of our sequencing process and the sequencing results of competitive commercially available technologies announced in these various publications. We are currently unaware of any scientific publications by competitors publicly announcing superior sequencing results. Based on the above, we believe that our complete human genome sequencing technology provides a superior combination of quality, cost and scale when compared to existing commercially available complete genome sequencing methods, when taking into consideration the total cost of purchasing, operating and maintaining the instruments and information systems necessary for complete human genome sequencing.

While our competitors primarily sell DNA sequencing instruments and reagents that produce raw sequenced data, requiring their customers to invest significant additional resources to process that raw data into a form usable for research, we offer our customers an end-to-end, outsourced solution that delivers research-ready genomic data. As the cost of complete human genome sequencing declines, we believe the basis of competition in our industry will shift from the cost of sequencing to the value of the entire sequencing solution. We believe that our integrated advanced informatics and data management services will emerge as a key competitive advantage as this shift occurs.

Our genome sequencing center, which began commercial operations in May 2010, combines a high-throughput sample preparation facility, a collection of our proprietary high-throughput sequencing instruments and a large-scale data center. Our customers ship us their samples via common carrier services such as Federal Express and United Parcel Service. We then sequence and analyze these samples and provide our customers with finished, research-ready data, enabling them to focus exclusively on their single highest priority, discovery.

In 2010, we sequenced over 800 complete human genomes, including more than 300 in the fourth quarter of 2010, and have an order backlog at December 31, 2010 of over 1,000 genomes. Our customers include some of the leading global academic and government research centers and biopharmaceutical companies. At present, our facility has the capacity to sequence and analyze over 400 complete human genomes per month. We expect this capacity to increase between two- and three-fold by year-end 2011 as we deploy additional sequencers and increase the throughput of our sequencing process through software refinements and component upgrades. In future years, we plan to construct additional genome centers in the United States and other international strategic markets to accommodate an expected growing global demand for high-quality, low-cost complete human genome sequencing on a large scale.

In December 2010, we announced that for the last 500 complete human genomes that we had sequenced, an average of over 98% of the genome was read at 10-fold or greater coverage. In addition, our software made high confidence calls of an average of over 95% of the genome and over 95% of the exome.

Market Overview

Background

Every organism has a genome that contains the full set of biological instructions required to build and maintain a living example of that organism. The information contained in a genome is stored, or encoded, in deoxyribonucleic acid, or DNA, a nucleic acid that is found in each cell of the organism. DNA is divided into discrete units called genes, which carry specific information necessary to perform a particular biological function, such as instructions for making proteins. The chemical building blocks that make up each gene are the molecules adenine, cytosine, guanine and thymine, labeled as A, C, G and T, respectively, which are known as nucleotide bases. Human DNA has approximately three billion nucleotide bases, and their precise order is commonly known as the DNA or genetic sequence.

Studying how genes and proteins differ between species and among individuals within a species, or genetic variations, helps scientists to determine their functions and roles in health and disease and, we expect, will continue to drive advancements in medical research and diagnostics.

Genetic Analysis Market

Genetic analysis products comprise instruments and consumables, as well as associated hardware, software and services directly involved in the study of DNA and RNA. The medical research market consists of laboratories generally associated with universities, medical research centers and government institutions, as well as biotechnology and pharmaceutical companies. In the longer term, we believe genetic analysis tools will likely play a critical role in molecular diagnostics. By detecting small, individual genetic differences, we believe molecular diagnostic tests could be used to identify predisposition to or the presence of a disease, to select appropriate medication and dosage, and to monitor disease progression and response to treatment.

The primary genetic analysis methods traditionally used by genetic researchers fall into three categories: DNA sequencing, genotyping and gene expression analysis. DNA sequencing is the process of determining the exact order, or sequence, of the individual nucleotides in a DNA strand so that this information can be correlated to the genetic activity influenced by that segment of DNA. Genotyping is the process of examining certain known mutations or variations in the DNA sequence of genes to determine whether the particular variant can be associated with a specific disease susceptibility or drug response. Gene expression analysis is the process of examining the molecules that are produced when a gene is activated, or expressed, to determine whether a particular gene is expressed in a specific biological tissue.

The Importance of Complete Human Genome Sequencing

One of the most difficult challenges facing the genetic research and analysis industry is improving our understanding of how genes contribute to diseases that have a complex pattern of inheritance. For many diseases, multiple genes each make a subtle contribution to a person’s predisposition or susceptibility to a disease or response to a drug treatment protocol. Accordingly, we believe that unraveling this complex network will be critical to understanding human health and disease. We believe that sequencing complete human genomes is the most comprehensive and accurate method by which to achieve these objectives and improve our understanding of human disease. However, the cost and complexity associated with complete human genome sequencing have been prohibitively high for researchers and have slowed our progress in understanding the genetic underpinnings of disease.

Due to these limitations, many researchers have been using an alternative approach in which a small portion of the genome, referred to as the exome, is targeted, enriched and sequenced, which requires less than 5% of the sequencing compared to sequencing required for a complete genome. However, important areas of the genome lie outside of the exome, such as the promoter regions that control gene expression and other conserved regions of the genome that are believed to perform regulatory functions. Moreover, current exome selection technologies are inefficient, typically sequencing a lower percentage of the exome than can be sequenced by complete human genome sequencing. Within the next several years, we believe the combination of the low cost of sequencing complete human genomes and the advancements in complete human genome sequencing will drive the adoption of complete human genomes sequencing and away from targeted exome sequencing.

Complete Genomics’ Solution

Although other sequencing technologies have led to dramatic reductions in cost and improvements in quality and throughput for complete human genome sequencing, they were designed as general-purpose instruments for sequencing the DNA or RNA of plants, animals, bacteria and viruses. More specifically, these technologies were not designed solely for sequencing large numbers of complete human genomes.

We have developed a novel approach focused on complete human sequencing. We combine our proprietary human genome sequencing technology, which achieves accuracy levels of 99.999%, with our advanced informatics and data management software and our innovative, end-to-end service model, to deliver research-ready genomic data at a total cost that is significantly less than the total cost of purchasing and using commercially available DNA sequencing instruments and the required information management hardware and software. We believe this novel outsourced solution overcomes the key limitations of other sequencing technologies and addresses the unmet needs of the complete human genome research market.

Proprietary Sequencing Technology

There are two primary components of our proprietary human genome sequencing technology: DNA nanoball, or DNB, arrays and combinatorial probe-anchor ligation, or cPAL, reads. Our patterned DNB arrays, due to their small size and biochemical characteristics, enable us to pack DNA very efficiently on a silicon chip. We have developed a proprietary process that causes the DNA to adhere to desired spots on the chip, while conversely preventing the DNA from adhering to the area between these spots. This enables us to affix individual particles of DNA to over 90% of these spots, leading to increased efficiency in nanoarray assembly. In addition, we have developed a highly accurate cPAL read technology, which enables us to read the DNA fragments efficiently using small concentrations of low-cost reagents while retaining extremely high single-read accuracy.

We believe this unique combination of our proprietary DNB and cPAL technologies is superior in both quality and cost to other commercially available approaches and provides us with significant competitive advantages. As reported in the January 2010 edition of Science, we sequenced a complete human genome at a consumables cost of approximately $1,800 and with a consensus error rate of approximately 1 error in 100,000 nucleotides. Our read accuracy was further validated by one of our customers, the Institute for Systems Biology, or ISB, as published in Science Express in March 2010. To our knowledge, based on our review of scientific publications in the genome sequencing field announcing sequencing results, there are no commercially available technologies that have achieved quality and cost comparable to our sequencing results. We have identified and are developing additional performance enhancements to our core technologies that we believe will enable us to maintain significant competitive advantages over the next several years. As we implement these technological enhancements, our goal is to be the first company to sequence and analyze high-quality complete human genomes, at scale, for a total cost of under $1,000 per genome.

Advanced Informatics and Data Management Software

Sequencing complete human genomes generates substantial amounts of data that must be managed, stored and analyzed. While many users of instrument-based sequencing systems have historically conducted their own in-house data analysis on a limited number of genomes, many of these users lack the computing, storage and network bandwidth necessary to manage the massive data sets generated by larger scale complete human genome studies. In response to this need by our customers, we have built a genomic data processing facility with computing infrastructure for managing both small- and large-scale genomic sequencing projects.

There are two major components of our complete data management solution: assembly software and analysis software. Assembly is the process of using computers to organize all of the overlapping 70-base nucleotide sequences to reconstruct the complete human genome. Our proprietary assembly software uses advanced data analysis algorithms and statistical modeling techniques to accurately reconstruct over 90% of the complete human genome from approximately two billion 70-base reads. After assembling the genomic data, we use our analysis software to identify and annotate key differences, or variants, in each genome.

By using our analytical tools and data management software, our customers can significantly reduce their investments in computing infrastructure. Our customers are provided with reliable access to assembled and annotated sequence data in multiple formats to ease data sharing and comparative analyses. In addition, our data storage options provide flexibility and allow customers to customize their data management strategy based on their particular business and scientific requirements. We have also developed a suite of open source analytical tools, called CGATM Tools, designed to enable our customers to rapidly analyze the data we generate from their samples. As the reagent cost of sequencing declines, we believe that the cost and complexity of data analysis and management will emerge as the primary limiting factor for conducting complete human genome analysis.

Innovative, End-to-End, Outsourced Solution

While our competitors primarily sell DNA sequencing instruments and reagents that produce raw sequenced data, requiring their customers to invest significant additional resources to process that raw data into a form usable for research, we offer our customers an end-to-end, outsourced solution that delivers research-ready genomic data. Our genome sequencing center combines a high-throughput sample preparation facility, a collection of our proprietary high-throughput sequencing instruments and a large-scale data center. Our customers ship us their samples via common carrier services such as Federal Express and United Parcel Service. We then sequence and analyze these samples and provide our customers with finished, research-ready genomic data, enabling them to focus exclusively on their single highest priority, discovery.

Our customers are not required to purchase expensive sequencing instruments and high-performance computing resources to sequence and analyze large sets of complete human genomes. Our outsourced service model enables our customers to offload to us the complex processes of sample preparation, sequencing, computing and data storage and management. We believe our services will expand the potential addressable market by enabling a broad base of researchers who may lack sufficient capital and the specialized personnel necessary to build and operate a sequencing laboratory, or who have historically been constrained by the high total cost of sequencing, to conduct large-scale complete human genome studies.

Customer Benefits

We believe our end-to-end solution provides the following advantages to our customers:

•	High-Quality Data. Our technology delivers what we believe is the industry’s highest quality complete human genome data.

•

Cost-Savings. Our customers are not required to purchase expensive sequencing instruments and high-performance computing resources or hire the necessary specialized personnel to sequence and analyze large sets of complete human genome data.

•	Speed at Scale. Our customers can often complete their large-scale projects more quickly by using our services than by using commercially available sequencing instruments.

•

Ease of Use. We believe our customers can avoid the difficulty and time-consuming process of purchasing and operating their own sequencing instruments and can outsource the entire process to us, from sample preparation to delivery of research-ready data.

•

Operational Flexibility. By outsourcing their large-scale complete human genome sequencing projects to us, our customers can free up the capacity of in-house instruments to run smaller or more targeted sequencing projects and applications.

•

Technological Flexibility. As DNA sequencing technology improves, our customers have available to them the latest technology that we have developed, and they avoid the risk of their expensive instruments becoming technologically obsolete.

•

Enables Customers to Focus on Discovery. Outsourcing offloads the operational burdens of managing large-scale genome sequencing projects and enables our customers to focus their resources on research, which can reduce the time to discovery.

Customers and Applications

Customers

We have more than 40 past and current customers, including the following:

•	Academic Medical Center University of Amsterdam

•	Brigham & Women’s Hospital

•	Broad Institute of MIT and Harvard

•	Children’s Hospital of Philadelphia

•	Eli Lilly and Company

•	Erasmus Medical Centre in Rotterdam, the Netherlands
•	Flanders Institute for Biotechnology (VIB)

•	Genentech, Inc.

•	Hudson Alpha Institute for Biotechnology

•	Institute of Cancer Research United Kingdom

•	Institute of Molecular Medicine at the University of Texas Health Science Center at Houston
•	Institute for Systems Biology

•	Ontario Institute for Cancer Research

•	Pfizer Inc.

•	SAIC-Frederick, Inc., National Cancer Institute

•	University of North Carolina

•	University of Texas Southwestern Medical Center

Selected Customer Examples

SAIC-Frederick, Inc., National Cancer Institute — Pediatric Cancer Study

Our project with SAIC-Frederick, Inc., the prime contractor for the National Cancer Institute’s research and development facility in Frederick, Maryland, involves sequencing and analyzing 50 tumor-normal pairs, comprising 100 complete human genomes, over a six-month period, to identify patterns relating to the genesis of cancerous tumors in children. This study may potentially lead to improved diagnosis and treatment of pediatric cancers. This project forms part of the National Cancer Institute’s Therapeutically Applicable Research to Generate Effective Treatments, or TARGET, Initiative. TARGET seeks to use genomic technologies to rapidly identify valid therapeutic targets in childhood cancers so that new, more effective treatments can be developed. It is currently focusing on five childhood cancers: acute lymphoblastic leukemia, acute myeloid leukemia, neuroblastoma, osteosarcoma and Wilms tumor. Our contract with SAIC-Frederick contains an option for SAIC-Frederick to engage us to sequence 564 additional cancer cases, comprising an additional 1,128 complete human genomes, over an additional 18-month period.

Institute for Systems Biology — Miller Syndrome Study

Our project with Dr. Leroy Hood of the ISB involved sequencing the complete genomes of a four-member nuclear family, including two healthy parents and their two children who suffer from two genetic disorders: Miller Syndrome and primary ciliary dyskinesia. The data we provided allowed ISB researchers to pinpoint the causal gene and subsequently confirm that gene’s role in Miller Syndrome, a disease in which the genetic basis had previously evaded detection. The results were published in Science Express in March 2010 and have led to two follow-on projects with the ISB to sequence an additional 122 and 615 genomes respectively.

Genentech, Inc. — Non-Small Cell Lung Cancer Study

Our project with Genentech, Inc. (a member of the Roche Group) compared the complete human genome sequences of a primary non-small cell lung tumor with nearby non-tumorous tissue taken from the lung of a long-term smoker. This project was the first complete human genome sequence of a primary non-small cell lung tumor and matched normal tissue. Comparison of these sequences revealed both known (KRAS G12C) and novel mutations in numerous oncogenes and led to the discovery of numerous somatic mutations. The data we delivered allowed Genentech to measure the rate of smoking-induced mutations accumulated over time and resulted in a publication in Nature in May 2010.

University of Texas Southwestern Medical Center — Hypercholesterolemia Study

Our project with Dr. Jonathan Cohen of University of Texas Southwestern involved sequencing the complete genome of an 11 month old breast-fed girl with cholesterol-laden deposits and very high blood cholesterol levels. Doctors ruled out a diagnosis of a disease called sitosterolemia, based on certain blood test results. However, sequencing of the girl’s genome revealed a mutation in a relevant gene. This finding indicated that the infant definitely has sitosterolemia, despite the prior contradictory test results. The major finding of this study is that complete genome sequencing identified the culprit mutations and provided a definitive diagnosis in a patient who did not have the classical hallmark features of the disease in question. This finding demonstrates that complete genome sequencing can be a valuable aid to diagnose and treat genetic diseases, even in individual patients. These results were published by the Oxford University Press in August 2010.

Applications

Potential applications for our complete human genome sequencing service include:

•

Cancer Research. Researchers are sequencing cancer genomes and comparing them to normal genomes, which are referred to as tumor-normal pairs, to identify the mutations in cancer genomes. We believe understanding these mutations will guide development of new cancer therapeutics and diagnostics and ultimately enable doctors to select the best course of therapy based on the specific mutations found in a tumor.

•

Mendelian Disease Research. There are thousands of Mendelian diseases, or diseases that have been found to run in families, and are accordingly likely to have a significant genetic component. However, the genetic cause of most of these diseases is currently unknown. By sequencing the complete genomes of the affected families, we believe the genetic causes of these Mendelian diseases can be discovered, which could lead to the development of novel diagnostics and therapeutics.

•

Rare Variant Disease Research. Diseases such as central nervous system disorders, cardiac disease and certain metabolic disorders that appear broadly in the population are thought to be caused by rare variants. Large-scale studies of affected individuals may help to identify the disrupted pathways and lead to the development of novel diagnostics and therapeutics.

•

Clinical Trial Optimization. We believe that selecting or stratifying patients on the basis of their genetic profiles could enable the preferential admission of high responders into a clinical trial. This stratification could enable the trial to reach its conclusion with fewer patients and lower costs and result in faster clinical trials and drug commercialization.

In addition to these research studies, we expect future clinical applications to include:

•

Companion Diagnostics. We believe that therapeutics that are not first-line treatments for the general population may be elevated to first-line treatments or used in combination therapies for subsets of the population that share a common genetic profile. Complete human genome studies may unlock new market opportunities for these therapies or combination therapies.

•

Cancer Pathology. We believe that analyzing complex cancer genomes that involve large and unpredictable structural changes will be most reliably and economically implemented using complete human genome sequencing. According to the National Cancer Institute SEER Cancer Statistics, there are approximately 1.5 million new cases of cancer diagnosed each year in the United States.

•

Universal Diagnostics. As medical records technology and public health policy advance, we believe that large numbers of people will have their complete human genomes sequenced and stored in their electronic medical records for use by their physicians in managing their health care decisions.

Our Strategy

We intend to become the leading complete human genome sequencing and analysis company and the preferred platform for human genome discovery by:

•

Continuing to Deliver the Highest Quality Genomic Data and Analysis at a Low Total Cost. By continuing to deliver the highest quality research-ready data and by enabling our customers to avoid the cost, complexity and risks associated with purchasing and operating the instruments and computing resources required to undertake complete human genome sequencing, our goal is to become the preferred solution for our customers.

•

Maintaining and Strengthening our Technology. We plan to continue to conduct research and product development activities to further improve quality, reduce costs, increase throughput and reduce our turnaround time. We plan to further develop the biochemistry, informatics, instrumentation and software that we believe together make up the industry’s most robust solution. We will also seek to continually improve our operational processes and analysis software.

•

Capitalizing on our Scalable Model. Due to the highly scalable nature of our service model, we believe we are well positioned to serve customers looking to sequence a small number of genomes as well as customers who are looking to rapidly sequence a very large number of genomes.

•

Establishing Ourselves as the Leader in Outsourced Complete Human Genome Sequencing. We intend to continue to focus exclusively on complete human genome sequencing. We believe that this focus will put us in a strong position to become the preferred platform for complete human genome sequencing.

•

Expanding Globally to Increase Capacity and Reach New Markets. We expect to enter into partnership agreements with domestic and international organizations to build additional genome sequencing centers around the world. These genome sequencing centers will increase our sequencing capacity, provide us with improved access to global markets and expand our revenue opportunities.

•

Exploring Strategic Partnerships and Collaborations. We expect to explore opportunities for strategic partnerships and collaborations with commercial and research organizations to leverage our genome sequencing technology with the strengths of these organizations to further develop and expand the applications for our sequencing technology.

•

Expanding Applications for the Use of our Technology. While our current focus is on providing complete human genome solutions primarily to academic and biopharmaceutical researchers, we believe that as we sequence and deliver more complete human genomes to our customers, our growing understanding of the genetic basis of human disease may lead to future applications in areas such as cancer pathology.

Our Human Genome Sequencing Platform Technology

Our proprietary human genome sequencing platform consists of three major technologies: our proprietary human genome sequencing technology, our high-throughput process automation technology and our complete data management solution.

Proprietary Sequencing Technology

There are two primary components of our proprietary human genome sequencing technology: DNB arrays and cPAL reads.

DNB Arrays

We have developed a novel approach to preparing fragmented DNA for reading on our sequencing instruments. Using a biochemical process for copying DNA, we reproduce each DNA fragment in a manner that connects all of the copies together in a head-to-tail configuration, forming a long single molecule of connected nucleotides. We have developed proprietary techniques for causing each long single molecule to consolidate, or ball up, into a small particle of DNA that we call a DNB. The DNBs are approximately 200-300 nanometers in average diameter. Each DNB contains hundreds of copies of the 70 bases of DNA we are seeking to read in each fragment.

The small size and biochemical characteristics of our DNBs enable us to pack them together very tightly on a silicon chip. We use established photolithography processes developed in the semiconductor industry to create a silicon chip that has a grid pattern of small spots. The small spots are approximately 300 nanometers in diameter, and the center of each spot is separated by approximately 700 nanometers from neighboring spots. Each silicon chip has approximately 2.8 billion spots in an area 25 millimeters wide and 75 millimeters long. We have developed a proprietary process that causes the DNA to adhere to these spots, which we refer to as “sticky spots,” while conversely preventing the DNA from adhering to the area between the sticky spots. When a solution of DNBs is spread across the chip, the DNBs adhere to the sticky spots, with one DNB per spot. We have also developed proprietary techniques to fill over 90% of the sticky spots with exactly one DNB. We refer to the silicon chip filled with DNA as a DNA nanoball array. Each finished DNA nanoball array contains up to 180 billion bases of genomic DNA prepared for imaging.

cPAL Read

To read the sequence of nucleotides in each DNB, we have developed a highly accurate proprietary ligase-based DNA reading technology called cPAL. Our cPAL technology uses the naturally occurring ligase enzyme, which accurately distinguishes between the A, C, T and G nucleotides, to attach fluorescent molecules that light up with a different color for each of the four nucleotides. By imaging the color lights of a DNB array and decoding the color images, we can determine the sequence of nucleotides in each DNB. A key characteristic of our cPAL technology is its high accuracy of reading very short five-base sequences of DNA. We have developed a proprietary technique for preparing the DNA fragments so that we can read seven five-base segments from each of the two ends of the DNA fragment for a total of 70 bases from each fragment. We have also developed proprietary software that generally reconstructs over 90% of the complete human genomes from these 70 base reads from each fragment.

Advantages of our DNB arrays and our cPAL technology over other commercially available DNA sequencing technologies include:

•

High Accuracy. Our cPAL technology has very high single-read accuracy due to the intrinsic nature (high accuracy) of the ligase enzyme. By reading each nucleotide multiple times, we achieve a consensus error rate equal to approximately 1 error in 100,000 nucleotides.

•

No Accumulation of Errors. Many other DNA sequencing methods employ sequential processes that cause errors to accumulate as each successive nucleotide is read, which results in a higher potential error rate for each successive nucleotide. Our cPAL technology reads each nucleotide independently, and as a result there is no accumulation of errors, which enables us to read successive bases without increasing our error rate.

•

Low Reagent Cost. Our cPAL technology uses low concentrations of low-cost commodity reagents. Our DNB arrays achieve a very high density of DNA on each array, which reduces the quantity, or volume, of reagents we use compared to other DNA array approaches. The combination of low concentration of low-cost reagents and smaller quantities results in lower reagent costs compared to other commercially available DNA sequencing methods.

High Throughput Process Automation

There are five major components of our high-throughput process automation technology: high-throughput sample preparation, high-throughput sequencing instruments, high-performance computing infrastructure, workflow automation software and service delivery technology.

High-Throughput Sample Preparation

Our high-throughput sample preparation technology consists of step-by-step protocols for preparing DNA for sequencing and pipetting robots that automatically execute these protocols. We prepare genome samples in batches of 88 and load the samples into a 96-well plate (the other eight wells in the plate contain known, or reference, DNA that we use to monitor the quality of the sample preparation process). A sample preparation run processes four 88-sample plates for a total of 352 genomes per run. We are building the instruments and staffing capacity to perform two runs in parallel for a total of 704 genomes prepared for sequencing. The result of a sample preparation run is up to 352 genomes loaded onto flow slides, ready to be loaded on sequencing instruments. Our sample preparation capacity can be scaled by adding additional sample preparation instruments and staff as needed.

High-Throughput Sequencing Instruments

Our sequencing instruments consist of a fluidics robot that pipettes multiple types of chemical reagents (including fluorescent molecules) onto the flow slides and an imaging system that records images of the fluorescent molecules attached to the DNA. Each sequencing instrument processes 18 flow slides at a time. The 18 flow slides are robotically moved back-and-forth from the fluidics robot to the imaging system. While one flow slide is being imaged, the other 17 flow slides are prepared with reagents or waiting for the imager to become available. A sequencing run takes approximately 11 days. Currently, our sequencing instruments can generate between 70 and 100 gigabases of usable data from each flow slide in an 11-day run. To sequence a complete human genome at an average redundancy of 40 times requires 120 gigabases of usable data. We expect to make continued enhancements in our technology to further increase the amount of usable data we get from each flow slide.

High-Performance Computing Infrastructure

We have built a genomic data processing facility that consists of approximately 7,500 core processors and 2,250 terabytes (a terabyte is one thousand gigabytes) of high-speed disk storage. Our sequencing instruments are connected to our data center by a network connection that transfers data at a rate of 30 gigabits per second. Our data center has the capacity to perform all of the required computation for several hundred genomes per month. We plan to expand our data center as needed, and we expect to make continued enhancements to our software to further increase the efficiency of our data center.

Workflow Automation Software

Our workflow automation software tracks each sample from arrival at our facility to delivery of research-ready data to the customer. Sample tracking is accomplished through bar codes. Each 96-well plate of samples has a bar code, and each flow slide has a bar code. The instruments that process plates and flow slides have bar code readers attached to them. User interfaces to our workflow automation software allow us to track the progress of each sample throughout sample preparation, sequencing and computing. We are also developing a web-based customer portal to enable customers to track their projects real-time throughout the sequencing process.

Service Delivery Technology

Our cloud-based data delivery system is based on our vendor relationship with Amazon Web Services, or AWS. We upload our customers’ finished genomic data to AWS, which AWS then copies to hard disks and ships the hard disks to our customers. Our customers also can pay AWS to store their data on an ongoing basis.

Complete Data Management Solution

There are two major components of our complete data management solution: assembly software and analysis software.

Assembly Software

Assembly is the process of using computing methods to organize the overlapping 70-base nucleotide sequences to reconstruct the complete genome. We have developed a proprietary approach to assembly that uses a combination of advanced data analysis algorithms and statistical modeling techniques to reconstruct over 90% of the complete human genome from approximately two billion 70-base reads. We have designed our assembly software to run in parallel across our large network of Linux computers.

As reported in Science published in January 2010, we generated high-quality base calls in as much as 95% of the genome, identifying between 3.2 million and 4.5 million sequence variants per genome processed. Detailed validation of one genome dataset demonstrated a consensus error rate of approximately 1 error in 100,000 nucleotides.

Analysis Software

After assembling the genomic data, we use our analysis software to identify key variants in each genome and automatically annotate the genomic data. We have developed a suite of open source analytical tools, called CGATM Tools, designed to enable our customers to rapidly analyze the data we generate from their samples. For example, we offer a tool facilitating the comparison of two genomes, enabling the quick determination of where the genomes differ. We are also developing additional analytical tools, such as a tumor-normal comparison tool designed to allow cancer researchers to compare a cancer genome to the normal genome from which it was derived, a family analysis tool designed to enable researchers to compare parental genomes with the genomes of their children and a large-scale genome browser designed to allow researchers to compare the hundreds of genomes sequenced in a large-scale study.

Technology Strategy

We plan to continue to advance our complete human genome sequencing and analysis technology in four major areas:

•

Array Density. Our unique grid patterned arrays currently consist of a 700 nanometer grid. We may reduce the grid size to 250 nanometers and correspondingly reduce the diameter of the sticky spots and DNA nanoballs. If successful, this improvement will increase the density of the DNA on an array by a factor of eight, which will decrease the reagent cost of sequencing a given amount of DNA by a factor of eight.

•

Instrument Speed. Our unique grid patterned arrays enable us to align the grid pattern of the DNA on the array with the grid pattern of the pixels in the detector, allowing us to image our arrays with very short exposure times. We may increase the speed of our instruments by acquiring and deploying new cameras that take images and transfer data at approximately six times the speed of our existing cameras. We may also increase the number of cameras per sequencing instrument from two to four.

•

Process Automation. As our instruments get faster, we intend to improve our sample preparation, process automation and data management technologies to process and deliver an increasing number of genomes to our customers with reduced turnaround time.

•

Analytic Software. We continue to improve and extend our analytic capabilities through the development of software designed to decrease genome assembly time and address specific application requirements of our customers. For instance, in December 2010, we started providing copy number variation and structural variation results to our customers.

As we implement a combination of these technology enhancements, our goal is to be the first company to sequence and analyze high-quality complete human genomes, at scale, for a total cost of under $1,000 per genome.

Sales, Marketing and Customer Support

We sell our complete human genome sequencing service through our direct field sales and support organizations. Our sales process with each new customer typically involves undertaking a small project, or pilot program, which enables the customer to become familiar with our outsourced solution and research-ready data. We then work with our customers to expand the relationship to larger projects.

Sales

We have assembled a highly experienced and technically qualified field sales team, many of whom hold a Ph.D. or other advanced degree in a relevant scientific field. Each of these sales managers brings a network of extensive contacts in our targeted customer segments. The sales group develops business opportunities and obtains orders for our complete human genome sequencing service by proactively identifying, qualifying and visiting well-funded prospects at major companies, institutions and universities.

Marketing

Our marketing group has developed and maintains the Complete Genomics brand, increases market awareness and generates demand for our solution through a variety of methods. First, we have created and continue to maintain a clear media presence via our website, press releases, interviews and articles that reinforce our market presence and scientific credibility. Second, we generate demand by promoting the company via marketing programs and by attending and exhibiting at relevant tradeshows and conferences. Third, we continue to evolve our marketing strategy by tracking market trends, understanding customer needs and developing appropriate products and programs. The marketing group also fulfills traditional product management requirements, such as defining our service and application strategy and roadmap, including partnering strategies, and developing sales tools, training materials and competitive analyses for the sales group.

Customer Support

We are committed to supporting our customers through a network of scientific applications staff based in both Mountain View and locations near our most concentrated customer bases. This team currently consists mostly of Ph.D.-level scientists with extensive bioinformatics experience. Our scientific applications team works with customers to address technical questions related to our service offering and provide detailed training and support.

Most of the training and support efforts are focused on helping customers understand and use the large amounts of data that are delivered as part of multi-human genome sequencing projects. We supplement these efforts with a team of Mountain View-based bioinformatics support specialists.

Research and Development

Our research and development team brings together a variety of technical disciplines required for the development of a high-throughput sequencing system for commercial human genome sequencing services and includes DNA engineers, biochemists, molecular biologists, chemists, mathematicians, statisticians and electrical, mechanical, optical and software engineers. As of December 31, 2010, we had approximately 71 employees engaged in research and development, many with Ph.D.s. These professionals apply their skills in disciplines including:

•	biochemistry (sample preparation, DNA array preparation, DNA sequencing assay);

•	hardware (optics, fluidics, mechanical design, flow slides);

•	software (algorithms, instrument software, genome sequencing software, bioinformatics);

•	information technology (high-performance data center management);

•	semiconductors (mask design, surface chemistry); and

•	process automation.

Our research and development teams are engaged in developing new applications for our technologies, including:

•

Cancer Genomes. We are developing new methods for sequencing the complex structural variations found in cancer genomes, such as duplications, deletions and translocations in tumor genomes. We believe these methods will enable the research community to better understand the genetic basis for cancer.

•

Diploid Sequencing. We have invented and are developing a method for independently sequencing the maternal and paternal chromosomes. We believe this independent chromosome sequencing will be required for many molecular diagnostics, because multiple variants within a gene may or may not affect both copies of the gene.

•	Human Methylomes. We are researching possible methods of sequencing the human methylome, which we believe will be important in understanding cancer genomes.

•

Human Transcriptomes. We are researching possible methods of sequencing the human transcriptome, which, when combined with complete human genomes, we believe will shed light on the genetic basis of human disease and drug response.

In the years ended December 31, 2010, 2009 and 2008, we spent $21.7 million, $22.4 million and $23.6 million, respectively, on company-sponsored research and development activities.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain intellectual property rights with respect to our products, technology and know-how, to prevent others from infringing these intellectual property rights and to operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business. We also rely on trade secrets and know-how to develop and maintain our proprietary position.

Our patent strategy is to seek broad patent protection on new developments in genome sequencing technology, and also file patent applications covering new implementations of our technology. Additionally, we file new patent applications directed at equipment and software that are used in conjunction with our genome sequencing technology.

Our core genome sequencing technology originated at Callida Genomics, Inc., or Callida, in the laboratory of Radoje (Rade) Drmanac, Ph.D., our Chief Scientific Officer and one of our co-founders. Dr. Drmanac played an important role in high-throughput sequencing of whole genomes using ligation-based sequencing reactions performed on microarrays. In March 2006, we entered into a license agreement with Callida pursuant to which we exclusively licensed from Callida the relevant patent filings relating to the use of the technology in random arrays, or arrays of genomic DNA fragments wherein the position of any specific fragment on the array is not predetermined, and probe anchor ligation, which we utilize in our commercial sequencing technology. Under this license agreement, we also obtained a nonexclusive license under additional patent filings owned by Callida that permits us to use the random array technology without infringing such additional patents. In exchange for the licenses, we issued to Callida 13,333 shares of our common stock, paid $1.0 million in cash for repayment of certain promissory notes held by Callida and agreed to pay $250,000 each year until the earlier of (a) March 28,

2012 and (b) such time as our common stock is traded on a national exchange and the shares issued to Callida are freely tradeable and have a minimum fair market value of $2.0 million. The license agreement remains in effect until each of the licensed patents has either expired or has been abandoned or ruled invalid. Either party may terminate the agreement for a material breach upon 120 days’ notice (or 30 days’ notice if the breach is due to failure to make a payment under the license agreement). Pursuant to the license agreement, Callida retains the rights to use the exclusively licensed technology for research purposes only.

As of February 28, 2011, we have licensed from Callida five issued U.S. patents and five issued international patents that will expire between 2014 and 2027. As of February 28, 2011, we own or have licensed 106 pending patent applications, including 61 in the United States, 39 international applications and six applications filed under the Patent Cooperation Treaty.

In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors.

The patent positions of companies like ours are generally uncertain, and the validity and breadth of claims in DNA sequencing technology patents may involve complex factual and legal issues for which no consistent policy exists. Our patents and licenses may not enable us to obtain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Patents we have obtained or do obtain in the future may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

Our licensed patents may be successfully circumvented by competitors. In addition, the patent laws of foreign countries differ from those in the United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents.

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties. For a description of the risks we face relating to intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

Competition

Competition among organizations developing or commercializing sequencing instruments and services is intense. The sequencing industry is dominated by large, established companies that provide instruments and reagents, for sequencing, expression analysis and genotyping. These companies include Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation. These competitors are large and well-established, and each maintains a significant market share. Although historically these companies have sold instruments and reagents, some of these competitors have made recent forays into the sequencing services market. For example, Illumina recently announced that it has a backlog of over 1,000 genomes for its sequencing services and Life Technologies recently announced a collaboration to build a genome sequencing facility. Additionally, new competitors may enter the whole genome sequencing market, either by providing sequencing services as we do or by selling less expensive and more powerful sequencing instruments. We expect to face more intense competition if our service-based model is successful. In addition, future competitors may include other companies, like NABsys, Inc., Oxford Nanopore Technologies, Ltd., Pacific Biosciences, Inc., PerkinElmer and Helicos Biosciences Corporation, which have developed or are developing sequencing technologies or services that may compete with ours in the future. Large, established companies may acquire smaller companies, such as these, with emerging technologies and use their extensive resources to develop and commercialize or incorporate these technologies into their instruments and services. For example, in 2010, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology company.

A number of these and other organizations are developing methods for DNA sequencing using single molecule or long-read sequencing technologies. To date, the developers of single molecule technologies have not demonstrated that single molecule sequencing can achieve the quality required for complete human genome discovery projects at a reasonable cost. While long-reads are critically important for de novo sequencing, or sequencing organisms which have not previously been sequenced, we believe they are not required for sequencing high quality complete human genomes.

In addition to commercial companies, there are large, government-funded or research-sponsored organizations, such as the Broad Institute of MIT and Harvard, the Genome Center at Washington University, the Baylor College of Medicine Human Genome Sequencing Center, the Wellcome Trust Sanger Institute and BGI (formerly known as Beijing Genome Institute), that purchase commercial DNA sequencing instruments and offer DNA sequencing services to academic and commercial customers.

For a description of the risks we face related to competition, please see “Risk Factors—Risks Related to Our Business—We face significant competition. Our failure to compete effectively could adversely affect our sales and results of operations” and “—The emergence of competitive genome sequencing technologies may impact our business.”

Operations

We have established laboratory operations for our first genome center in Mountain View, California, and we have additional laboratory operations in Sunnyvale, California. Our Tier III data center is located in Santa Clara, California. We expect to deploy additional sequencing centers in the future, and it is likely that these will be located in other regions, including outside of the United States.

Genomic samples arrive at our facilities by common carrier, such as FedEx or UPS, and are tested for a number of pre-defined quality acceptance criteria. Samples that pass acceptance testing are prepared for sequencing, loaded on a flow slide and sequenced on a sequencing instrument. After the sequencing process, data generated by the sequencing instrument is processed in our high performance computing center to generate the final customer data deliverable. We upload our customers’ finished genomic data to AWS, who copies the data to hard disks and ships the hard disks to our customers. Our customers also can pay AWS to store their data on an ongoing basis.

The time to deliver, from sample receipt to data shipment, typically takes 90 to 120 days. Our genome sequencing center has a finite capacity, and time to delivery will increase if demand exceeds our capacity. In the future, we expect to reduce time to delivery though technical and procedural improvements. Our sequencing capacity is primarily determined by the equipment, automation and personnel we deploy.

Manufacturing and Supply

We have adopted a manufacturing strategy of purchasing most components we use to conduct our sequencing services, including silicon wafers, optical microscopes and various other imaging components, sophisticated cameras and chemicals and reagents, from third party suppliers. This allows us to maintain a more flexible infrastructure while focusing our expertise on deploying these components and supplies to provide high-quality, lower-cost whole genome sequencing services on a large scale.

Although alternative suppliers exist, we currently utilize single suppliers for certain key materials used in our sequencing process. In particular, we utilize SVTC Technologies L.L.C. to provide us with the silicon chips that are the base of the flow slide used in our sequencing process and Hamamatsu Corporation for the cameras used in our sequencing instruments. We are in the process of identifying and qualifying additional suppliers, although we cannot predict how long that qualification process will last, and the time needed to establish a relationship can be lengthy.

Delays, quality issues or interruptions by our suppliers may harm our business, and we may be forced to establish relationships with new suppliers. However, because the lead time needed to engage a new supplier can be lengthy, we may experience delays in meeting demand if we must switch to a new supplier. For more information regarding risks related to our supply chain, please see “Risk Factors—Risks Related to Our Business—we depend on a limited number of suppliers, including single-source suppliers, of various critical components for our sequencing process. The loss of these suppliers, or their failure to supply us with the necessary components on a timely basis, could cause delays in the current and future capacity of our sequencing center and adversely affect our business.”

Government Regulations

We believe our sequencing service is not currently subject to FDA regulation, clearance or approval. However, if we expand our service to encompass products that are intended to be used for the diagnosis of disease, such as molecular diagnostic products, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products.

Our laboratory is subject to federal, state, regional and local regulations relating to the handling and disposal of hazardous materials and biohazardous waste, including chemicals, biological agents and compounds and blood and other human tissue. We utilize qualified third party vendors for waste disposal and handling, and these vendors are contractually obligated to comply with any applicable regulations. Our cost of waste disposal has historically not been material, and we expect this to be true in the future.

Due to the nature of our current operations, we have not sought accreditation for our facilities under the Clinical Laboratory Improvement Amendments, or CLIA. In addition, because the genomic data we provide generally neither identifies nor provides a reasonable basis to identify an individual, we are not currently subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. However, once provided to certain of our customers, the genomic data and the activities of those customers may be regulated under both HIPAA and the Genetic Information Nondiscrimination Act of 2008.

Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation or expand existing regulation to include our service. For example, in the future, our service could be subject to FDA regulation or we may be required to seek CLIA accreditation for our facilities. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time, and we may be unable to obtain or maintain FDA or comparable regulatory approval or clearance of our service, if required. These regulations and restrictions may materially and adversely affect our business, financial condition and results of operations. For more information regarding the risks of future government regulation, please see “Risk Factors—Risks Related to Our Business—Because the market for genome sequencing is relatively new and rapidly evolving, we may become subject to additional future governmental regulation, which may place additional cost and time burdens on our operations.”

Backlog

We define order backlog as the number of genomes for which customers have placed sequencing orders that we believe are firm and for which we have not yet recognized revenue. Estimating the dollar value of backlog that will be fulfilled within the current fiscal year, or any other particular period, requires significant judgments and estimates, as the mix of customer orders and pricing terms varies between arrangements depending on the number of genomes covered by the arrangement. It also requires estimating the timing of the receipt of qualified samples from our customers, over which we have no control, and the timing of the sequencing of the genomes. Unanticipated delays in obtaining and fulfilling sequencing orders would result in a delay in recognizing associated revenue.

Given the revenue variance resulting from this mix and the rapidly evolving nature of the sequencing industry, we do not believe that backlog as of any particular date is necessarily indicative of future results. However, we do believe that order backlog is an indication of our customers’ willingness to utilize our solution. As of December 31, 2010, we had a backlog of over 1,000 genomes which we believe will result in approximately $10.0 million in revenue in 2011. Our backlog at December 31, 2009 was not significant. See “Risk Factors—Risk Related to Our Business—Our order backlog may never be completed, and we may never earn revenue on backlogged contracts to sequence genomes.”

Geographical Information

We derived a majority of our revenue from customers located in the United States. Our total revenue from customers outside of the United States for fiscal years 2010 and 2009 was $2.7 million and $0.1 million, or approximately 29% and 16%, respectively, of our total revenue. We had no revenue in 2008. Sales to customers located outside of the United States are denominated in U.S. dollars. We expect that sales to international customers will be an important and growing source of revenue, particularly as we construct additional genome sequencing centers outside of the United States. All of our long-lived assets are located in the United States.

A summary of revenues from external customers attributed to each of our geographical areas for the years ended December 31, 2010, 2009 and 2008, is included in “Item 8. Financial Statements and Supplementary Data- Note 2: Summary of Significant Accounting Policies.”

Employees

As of December 31, 2010, we had a total of 185 employees, 56 of whom hold Ph.D. degrees and 71 of whom are engaged in full-time research and development activities. We plan to expand our production, our sales and marketing and our research and development programs, and we plan to hire additional staff as these initiatives are implemented. None of our employees is represented by a labor union, and we consider our employee relations to be in good standing.

Seasonality

Our industry is still emerging and no indications of seasonality have yet emerged.

Business Segment

We operate in one business segment, providing complete human genome sequencing and analysis. Our operations are treated as one segment as we only report operating information on a total enterprise level to our chief operating decision-maker. Further, resource allocations are made at the enterprise level by our chief operating decision-maker.

Available Information

Our internet address is www.completegenomics.com. Information included on our website is not part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our annual reports are available free of charge upon written request. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. In December 2009, we recognized our first revenue from the sale of our genome sequencing services and in 2010, our revenue was $9.4 million. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, may make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

Based on our current operating projections, we will need substantial additional capital in the future in order to maintain and expand our business and a failure to secure additional capital will have a material effect on our ability to meet our long-term objectives.

Our future capital requirements are substantial, particularly as we further develop our business, expand the sequencing and computing capacity in our Mountain View and Santa Clara, California leased facilities and establish additional genome sequencing centers. Historically, we have financed our operations through private placements of preferred stock, convertible debt, borrowings under our credit facility, secured debt and through our recently completed IPO.

We believe that, based on our current level of operations and operating projections, the net proceeds from our recently completed IPO, together with our cash and cash equivalent balances, our term loans and the interest income we earn on our cash balances, will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this report. However, based on our current operating projections, we will need additional capital to fund our operations in 2012 and to expand our business to achieve our longer term business objectives.

There is no assurance that we will be to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we cannot guarantee that we will be able to raise additional capital in the amounts we require, if at all. Our failure to raise additional capital, and in sufficient amounts, will severely impact our ability to operate our business in 2012 and meet our long term business objectives. In addition, if future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we fail to raise sufficient funds and continue to incur losses, our ability to operate our business, take advantage of strategic opportunities, further develop and enhance our technology or otherwise respond to competitive pressures could significantly suffer. If this happens, we may be forced to:

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

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

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

We have not been profitable in any quarterly period since we were formed. We incurred net losses of $57.7 million, $35.9 million and $28.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our retained deficit was $138.8 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability on an annual basis in the near future. In addition, we expect our cash expenditures to increase significantly in the near term, including significant expenditures for the expansion of our Mountain View, California sequencing facility, research and development, sales and marketing and general and administrative expenses and the possible development of additional sequencing centers. We may encounter unforeseen difficulties, complications and delays in expanding our Mountain View sequencing facility or in establishing additional genome sequencing centers and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•	our ability to achieve profitability;

•	our need for and ability to obtain capital necessary to operate and expand our business;

•	the size and frequency of customer orders;

•	our ability to expand our sequencing operations;

•	the cost of our sequencing services;

•	the demand for the sequencing of complete human genomes;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	risks associated with expanding our business into international markets;

•	our ability to lower the average cost per genome that we sequence;

•	our dependence on single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations, or integrate any businesses we may acquire with our business;

•	our dependence on, and the need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

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

The market for genome sequencing technology is highly competitive and is served by several large companies with significant market shares. For example, established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation are marketing instruments for genetic sequencing that are directly competitive with our services, and these companies have significantly greater financial, technical, marketing and other resources than we do to invest in new technologies and have substantial intellectual property portfolios and substantial experience in product development and regulatory expertise. Also, there are many other companies, such as NABsys, Inc., Oxford Nanopore Technologies, Ltd., Pacific Biosciences, Inc., PerkinElmer and Helicos Biosciences Corporation that are developing sequencing technologies or services that would compete with ours. Moreover, large established companies may acquire smaller companies, such as these, with emerging technologies and use their extensive resources to develop and commercialize such technologies or incorporate such technologies into their instruments and services. For example, in 2010, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology company.

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

As of December 31, 2010, we had a backlog of orders for sequencing over 1,000 genomes. This figure represents the number of genomes for which customers have placed sequencing orders that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Annual Report on Form 10-K and elsewhere from time to time may not be indicative of future revenue.

We may fail to complete backlog orders as we expect for many reasons. We may experience sequencing delays or customers might cancel orders. We are in the early stages of launching our services, and while we have been increasing our throughput capacity rapidly, we have in the past experienced growing backlog due to our inability to keep pace with new orders. Delays in sequencing for which we are responsible could cause backlog orders to be cancelled by customers, which has happened to us at least once. Even with sufficient throughput capacity, we are not always in control of the rate at which we complete orders and therefore convert backlog to revenue. For example, customers often place firm orders with us before providing us with genomic samples, delaying our start of the sequencing process. Additionally, once we receive a customer’s samples, we test them to assure that they are of sufficient quality and quantity for sequencing. If not, we contact the customer and request additional samples, resulting in further delay. Also, customers may negotiate a period of time, measured in weeks or in some cases months, to accept or reject our sequencing reports once delivered. Customer acceptance in these instances is a prerequisite for recording revenue for those orders. For these reasons, you should use caution in adopting changes in, or the absolute amount of, our backlog as a proxy for market acceptance of our sequencing services or an indicator of future revenue.

We must significantly increase our production capabilities in order to meet expected demand.

We have very limited experience in running a commercial-scale production facility. We have only one sequencing facility which at present has the capacity to sequence over 400 complete human genomes per month. This capacity is significantly less than what would be required to achieve profitability, if demand for our sequencing services grows as anticipated. Our business plan assumes that we will be able to increase our capacity multiple fold.

We plan to increase the capacity of our sequencing facility by installing additional sequencing machines, improving our software, and designing and installing newer generations of sequencing instruments currently in research and development. We may also construct additional genome sequencing centers in the United States and elsewhere. We may encounter difficulties in expanding our sequencing infrastructure, and we may not build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including due to third parties who provide the components of our technology platform. Implementing improvements to our sequencing technology may involve significant changes, which may result in delays, or may not achieve expected results. For example, we are experimenting with increasing the density of DNBs on our DNA arrays. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our need to increase capacity may require we upgrade our machines to enhance our current production process. This may render our current machines obsolete sooner than anticipated. If this occurs, the value of these machines could be impaired and we may need to write down the value of this equipment and that could have a material impact on our financial statements in light of the dollar significance of the long-lived assets carried on our balance sheet.

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

We may unintentionally mishandle DNA samples. For example, if customer samples or sequencing results are switched, our customers would receive the wrong sequencing data, which could have significant consequences, particularly if that data is used to diagnose or treat disease. Mishandling customer samples or data could lead to loss of current or future business, harm our reputation and could result in litigation against us.

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

The sale of genome sequencing services involves extensive knowledge about genomic research and sequencing technology, including the sequencing technology of our competitors. To be successful, our sales force and related personnel must be technically proficient in a variety of disciplines. For example, many of our existing salespersons have a Ph.D. or other advanced degree in relevant scientific fields. There are relatively few people that have the necessary knowledge and qualifications to be successful salespersons or support personnel in our industry.

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

Our business has grown rapidly, and we expect this growth to continue as we expand our sequencing capacity. For example, we had three employees at the end of 2005 and 185 employees as of December 31, 2010. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

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

In addition, the FDA is focusing on our market, which has created uncertainty regarding the regulatory landscape. The FDA has recently taken actions suggesting that it interprets the applicable regulations expansively to cover certain genomic devices and services, particularly those sold directly to consumers. Since June 2010, the FDA has sent numerous letters to certain companies in this market, including 23andMe, Inc., deCODE Genetics, Knome, Inc., Navigenics, Inc. and Pathway Genomics. In these letters, the FDA noted that it considers genetic tests marketed by these companies to be subject to FDA regulation and, accordingly, unapproved medical devices. Additionally, in March 2011, the FDA held a public two-day meeting discussing the appropriate regulation of the direct-to-consumer genetic tests. The FDA may extend this position to services such as ours. In addition, the FDA may implement new regulations that may be broad enough to cover our operations. Changes to the current regulatory framework, including the imposition of new regulations, could arise anytime, and we may be unable to obtain or maintain FDA or comparable regulatory approval or clearance for our services, if required. For example, the FDA may impose restrictions on the types of customers to which we can market and sell our services and the types of persons whose DNA we may sequence. Also, future legislation may require that patients provide specific consent to have their DNA sequenced. This could require our customers to obtain new consents before they can submit DNA samples to us for sequencing.

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

Our term loans contain restrictions that limit our flexibility in operating our business.

In December 2010, we entered into two loan and security agreements, and refinanced our existing credit facility. In March 2011, we entered into a new loan and security agreement for a term loan and repaid and terminated one of the December 2010 agreements with the proceeds from the new term loan. Our term loans contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants or a material adverse change to our business could result in a default under either or both of our term loans. Upon the occurrence of an event of default under our term loans, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the term loans.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. On August 3, 2010, Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina) filed a complaint in the U.S. District Court in Delaware alleging patent infringement by us. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The complaint seeks, among other things, a preliminary and permanent injunction against us from infringing these patents and unspecified monetary damages. We may incur substantial time and expense in defending against this complaint. If we were found to infringe one or more valid claims of a patent-in-suit and if the district court granted an injunction on that basis, we may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. Redesigning portions of our sequencing process may take substantial time and resources and may delay our ability to generate revenue. In addition, a license to the necessary patent rights may not be available on commercially reasonable terms, if at all. In the event that the district court grants an injunction and we are unsuccessful in redesigning our sequencing process or obtaining a license, we may be forced to cease our sequencing operations altogether. See Part I, Item 3. Legal Proceedings.

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

Our stock price is volatile and from November 11, 2010, the first day of trading of our common stock, to December 31, 2010, our stock has had high and low sales prices in the range of $8.98 to $6.60 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of our Annual Report and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	announcements regarding equity or debt financing transactions;

•	any major changes in our board of directors or management;

•	changes in governmental regulations; and

•	a decrease in government funding of research and development or a slowdown in the general economy.

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

Our directors, executive officer, and the holders of more than 5% of our common stock, together with their affiliates, beneficially own approximately 80% of our outstanding common stock. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of February 28, 2011, we had 25,976,693 shares of common stock outstanding. Of these shares, 19,976,693 shares are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our IPO and will become freely tradable on May 10, 2011, subject to extension or reduction. Upon the expiration of these restrictions contained in these contractual lock-up agreements, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 67,000 square feet of office and laboratory space at our headquarters in Mountain View, California, under a lease that expires in August 2016. We lease approximately an additional 11,000 square feet of office and laboratory space in Sunnyvale, California, under a lease that expires in June 2011. These facilities contain our first genome center and laboratory and non-laboratory personnel. Our business plan requires expansion and we believe space for additional genome centers, laboratory and non-laboratory expansion near our Mountain View facility or in other locales is readily available.

We also lease approximately 2,200 square feet of data center space in Santa Clara, California, under a contract that expires in May 2011. Our computing capabilities are principally located in this facility, which is sufficient for our current operations. As our operations expand, we will need to acquire additional data center space, either at this location, or in other regional facilities.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on The NASDAQ Global Market under the symbol of “GNOM” since it began trading on November 11, 2010. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by The NASDAQ Global Market.

	Low	High
2010
Fourth Quarter	$6.60	$8.98

As of February 28, 2011, there were approximately 58 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the consent of our lenders under our term loans is required for us to declare or pay any cash dividends pursuant to the terms of the term loans.

Performance Graph

The following graph shows the cumulative 2-month total return of an investment of $100 cash on November 11, 2010, the date we became a public company, for our common stock on The NASDAQ Global Market, the NASDAQ Composite Index and the Morningstar Biotechnology index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Sales of Equity Securities

From January 1, 2010 through December 31, 2010, we sold and issued the following unregistered securities:

1.	We granted options to our employees for the purchase of an aggregate of 1,544,195 shares of our common stock at a weighted-average exercise price of $2.33, pursuant to our 2006 Equity Incentive Plan, as amended, or the 2006 Plan and our 2010 Equity Incentive Plan or 2010 Plan. During this period, stock options to purchase an aggregate of 198,558 shares of our common stock were cancelled without being exercised and 108,153 shares of our common stock were issued upon exercise of stock options. The options granted during this period pursuant to our 2006 Plan are subject to vesting over four years for the date of grant, subject to the optionee’s continuous service with us.

2.	In February 2010 and March 2010, in a series of closings, we issued and sold an aggregate of 1,346,762 shares of our Series D preferred stock at price of $7.56 per share, for aggregate gross consideration of $10.2 million, to nineteen accredited investors.

3.	In March 2010, we issued and sold an aggregate of 786,533 shares of our common stock at a price of $1.50 per share, for aggregate gross consideration of $1.18 million, to three of our executive officers: Robert J. Curson, Radoje Drmanac, Ph.D. and Clifford A. Reid, Ph.D. Each of the executives purchased with and holds their respective shares in the name of a trust.

4.	From April 2010 through August 2010, in a series of closings, we issued and sold an aggregate of $22,242,892 in principal amount of convertible notes and warrants to purchase an aggregate of 1,848,849 shares of our common stock at an exercise price of $1.50 per share to 20 accredited investors. The warrants may be exercised at any time prior to their termination dates, which are five years from the date of issuance.

5.	In August, September and October 2010, in a series of closings, we issued and sold an aggregate of 6,912,181 shares of our Series E preferred stock at a price of $7.56 per share for a combination of cash and the conversion of $22.6 million in convertible debt and accrued interest, for aggregate gross consideration of $52.3 million, to 21 accredited investors, and issued warrants to purchase an aggregate of 1,318,719 shares of our common stock at an exercise price of $2.69. The warrants issued in connection with the Series E preferred stock financing were subsequently terminated and are no longer outstanding as of September 30, 2010.

6.	In November 2010, we issued an aggregate of 413,398 shares of our common stock to two accredited investors pursuant to the exercise of warrants to purchase our common stock, each with an exercise price of $1.50 per share, for total cash proceeds of $620,097.

7.	Immediately prior to the consummation of the IPO in November 2010, we issued 1,065,394 shares of our common stock pursuant to the exercise on a net basis of warrants to purchase 1,225,087 shares of common stock and 278,165 shares of Series D preferred stock with an exercise price of $1.50 and $7.56 per share, respectively.

8.	In December 2010, we issued a warrant to one of our lenders covering an aggregate of 49,834 shares of our common stock at an exercise price of $7.224 per share.

The issuances described in Item (1) above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

The issuances described in Item (2) – Item (8) above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. There were no repurchases of our securities during 2010.

Use of Proceeds from the Sale of Registered Securities

On November 10, 2010, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-168439), as amended, filed in connection with the IPO of our common stock. Pursuant to the registration statement, we registered the offer and sale of 6,900,000 shares of our common stock with an aggregate offering price of $96.6 million. We sold and issued 6,000,000 shares of our common stock at a price to the public of $9.00 per share for an aggregate offering price of approximately $54.0 million. The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. The managing underwriters of the offering were UBS Securities LLC, Jefferies & Company, Inc., Robert W. Baird & Co. Incorporated and Cowen and Company, LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $7.0 million, the net proceeds from the offering were approximately $47.2 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in low-risk short-term instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical annual financial information has been derived from our audited financial statements. The information below is not necessarily indicative of our future results of operations and should be read in conjunction with Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$9,389	$623	$—	$—	$—
Loss from operations	(47,653)	(33,585)	(27,857)	(12,201)	(4,683)
Net loss	$(57,687)	$(35,949)	$(28,394)	$(12,253)	$(4,565)
Net loss attributed to common shareholders	$(58,092)	$(35,949)	$(28,394)	$(12,253)	$(4,565)
Basic and diluted net loss attributed to common shareholders	$(13.60)	$(386.56)	$(369.36)	$(211.00)	$(123.58)
Shares used to compute basic and diluted net loss attributed to common shareholders	4,271,176	92,998	76,873	58,072	36,941
Balance Sheet Data:
Cash and cash equivalents	$68,918	$7,765	$6,186	$4,260	$1,632
Working capital	61,333	2,964	741	1,845	1,047
Total assets	103,160	30,278	15,754	8,762	2,748
Current and long-term notes payable	13,301	7,950	11,697	3,473	1,000
Convertible preferred stock warrant liability	—	1,553	1,100	386	39
Convertible preferred stock	—	85,833	45,622	20,223	6,236
Total stockholder’s equity (deficit)	73,636	(77,690)	(45,154)	(17,121)	(4,852)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a life sciences company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis, and our goal is to become the preferred solution for complete human genome sequencing and analysis. Our Complete Genomics Analysis Platform, or CGA Platform, combines our proprietary human genome sequencing technology with our advanced informatics and data management software and our innovative, end-to-end, outsourced service model to provide our customers with data that is immediately ready to be used for genome-based research. We believe that our solution can provide academic and biopharmaceutical researchers with complete human genomic data and analysis at an unprecedented combination of quality, cost and scale without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. By removing these constraints and broadly enabling researchers to conduct large-scale complete human genome studies, we believe that our solution has the potential to advance medical research and expand understanding of the basis, treatment and prevention of complex diseases.

On November 16, 2010, we closed the IPO of our common stock, in connection with which we sold 6,000,000 shares of our common stock at a public offering price of $9.00 per share. We received net proceeds of approximately $47.2 million from this transaction.

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

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders that we believe are firm and for which no revenue has yet been recorded. As of December 31, 2010, we had a backlog of orders for sequencing over 1,000 genomes. The speed with which we can convert orders into revenue depends principally on:

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

We have not been profitable in any period since we were formed. We incurred net losses of $57.7 million, $35.9 million and $28.4 million for the years ended December 31, 2010, 2009 and 2008. We recognized revenue of $9.4 million, $0.6 million and $0.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our retained deficit was $138.8 million. We believe that, based on our current level of operations and anticipated growth, the net proceeds from our initial public offering, together, with our cash and cash equivalents balances, our term loans and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this report. However, based on our current operating projections, our current cash resources are insufficient to satisfy our liquidity requirements in 2012 and, as a result, we will need additional capital to fund our operations in 2012.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. Thirty-nine customers accounted for all of the revenue we recognized in 2010. One customer accounted for 10.6 % of total revenue. If demand for our services expands as expected, we do not anticipate that the loss of any individual customer would have a material adverse effect on our future results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

For revenue generated under contracts, we consider each contract’s terms and conditions to determine its obligations associated with the contract. We will defer revenue until individual genomic data has been shipped to customers and related significant obligations, as defined in the contract, have been met. Any down payments received are recorded as deferred revenue until we meet all revenue recognition criteria.

Allowance for Doubtful Accounts

Receipt of payment on our existing receivables has been reasonably assured such that we do not believe that an allowance for doubtful accounts is currently required. If our revenue increases as expected and our accounts receivable balance grows, we intend to perform regular evaluations of our customers’ creditworthiness and continuously monitor collections and payments to estimate an allowance for doubtful accounts that is based on the aging of the underlying receivables and our experiences with regard to specific collection issues.

Estimated Useful Lives of Property and Equipment

We depreciate our property and equipment using a straight-line method over their estimated useful lives. Our property primarily consists of lease improvements, and our equipment primarily consists of our sequencing instruments and computer equipment used in the sequencing process. While we use our best judgment to determine the useful lives of our sequencing instruments and computer equipment, a significant change in technology or the emergence of an advanced technology could result in a shorter useful life than we initially anticipated. Our equipment represents the largest asset on our balance sheet, and a subsequent reduction in the useful lives of equipment could have a material impact on our statement of operations.

Inventory

Inventory consists of the raw materials we use in our sequencing process, work in process and finished goods. Inventories are stated at the lower of cost or market value. Cost is determined using standard costs, which approximate actual costs, on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventories, giving consideration to potential obsolescence, our product life cycle and development plans, product expiration and quality issues. To date, these factors have not been significant as our inventory amounts have been immaterial. However, we anticipate that these estimates will become more significant if our sequencing volumes increase as expected.

Valuation of Long-Lived Assets

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we test for recoverability by measuring the carrying amount of the assets against future net cash flows which the assets are expected to generate. If these assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. We make estimates and judgments about future undiscounted cash flows and fair values. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated cash flows could be reduced significantly in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges in the future. There have been no such impairments of long-lived assets to date. However, we anticipate that a future impairment could have a material impact on our financial statements in light of the dollar significance of the long-lived assets carried on our balance sheet.

Stock-Based Compensation

We recognize compensation expense related to the awarding of employee stock options, based on the estimated fair value of the awards granted using the Black-Scholes option-pricing model. We also use the Black-Scholes option-pricing model to determine the fair value of non-employee stock option grants. In accordance with authoritative guidance, the fair value of non-employee stock option grants is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The Black-Scholes option-pricing model requires the input of our expected stock-price volatility, the expected life of the options, risk-free interest rate and expected dividends. Determining these assumptions requires significant judgment. We determined the expected life and volatility rate of the employee stock-option grants based on that of publicly traded companies in the DNA sequencing, diagnostics or personalized medicine industries. When selecting the public companies in these industries to be used in the volatility calculation, we selected companies with comparable characteristics to us, including enterprise value and financial leverage, and removed companies with significantly higher enterprise values, lower risk profiles or established positions within their applicable industry. We also selected companies with historical share price volatility information sufficient to meet the expected life of our stock options. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock options. Along with using the data of comparable peer companies, we will continue to analyze our own historical expected term and stock price volatility assumptions as more historical data for our own options and common stock, respectively, becomes available. The expected life of the non-employee option grants was based on their remaining contractual life at the measurement date. The risk-free interest rate assumption was based on U.S. Treasury instruments whose terms were consistent with the option’s expected life. The expected dividend assumption was based on our history and expectation of dividend payouts.

In accordance with the authoritative guidance on stock compensation, we only record stock-based compensation expense for awards that are expected to vest. As a result, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our statements of operations could be materially impacted when we record a true-up for the difference.

Income Taxes

We are subject to income taxes in the United States, and we use estimates in determining our provision for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2010, we had a full valuation allowance against all of our deferred tax assets.

Effective January 1, 2007, we adopted the new authoritative guidance to account for uncertain tax positions. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2010 will significantly increase or decrease in the next 12 months.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether:

•	the factors underlying the sustainability assertion have changed; and

•	the amount of the recognized tax benefit is still appropriate.

The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

As of December 31, 2010, we had federal and state net operating loss carryforwards of $108.5 million and $107.7 million, respectively. The federal net operating loss carryforwards will begin to expire in 2026, and the state net operating loss carryforwards will begin to expire in 2016. In addition, as of December 31, 2010, we had federal and state research and development tax credit carryforwards of $2.4 million and $2.6 million, respectively. The federal research and development tax credit carryforwards will expire in 2026, if not used, and the state research and development tax credit carryforwards do not expire. Because of the net operating loss and credit carryforwards, all of our tax years, dating to inception in 2005, remain open to federal tax examinations. Most state tax jurisdictions have four open tax years at any point in time.

Under federal and similar state tax statutes, substantial changes in our ownership, may limit our ability to use our available net operating loss and tax credit carryforwards. The annual limitation, as a result of a change-in-control, may result in the expiration of net operating losses and credits before utilization. We conducted an analysis through December 31, 2010 to determine whether ownership changes occurred. We concluded that two ownership changes had occurred. However, as of December 31, 2010, we believe no net operating losses or tax credits will expire unused as a result of these changes.

Results of Operations

During the year ended December 31, 2009, our results of operations were impacted by the following events, which should be considered when reading the discussion of our results of operations comparing 2010 and 2009:

•

In 2009, we initiated start-up production activities using resources from our research and development organization. Using these research and development resources for production activities decreased research and development expenses during 2009 by $2.2 million.

•

In the second quarter of 2009, we implemented temporary cost-reduction initiatives to conserve cash in light of macroeconomic conditions. The temporary cost-reduction initiatives included a salary reduction for all company employees that averaged approximately 50%. The impact of the temporary cost-reduction initiatives on 2009 operating results was a reduction of expenses of approximately $3.4 million, including reductions in employee salaries and benefits of approximately $2.0 million, consulting and outside engineering services of approximately $0.6 million and prototype equipment expenses of approximately $0.4 million As a result of these cost-reduction initiatives, research and development, general and administrative and sales and marketing expenses decreased $2.7 million, $0.5 million and $0.2 million, respectively, during 2009.

•

During the fourth quarter of 2009, we reevaluated the expected useful lives of our equipment and determined that for certain of our equipment the useful life should be shortened. Accordingly, we accelerated depreciation of this equipment, resulting in an additional $1.0 million in depreciation expense in the fourth quarter of 2009. Of this $1.0 million charge, approximately $0.5 million was recorded as start-up production costs and approximately $0.5 million was recorded as research and development expense. During 2010, we did not have equipment that required acceleration of depreciation.

Comparison of the Years Ended December 31, 2010 and 2009

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Years ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Revenue	$9,389	$623	$8,766	1,407%
Operating expenses:
Start-up production costs	19,895	5,033	14,862	(295)%
Research and development	21,691	22,424	(733)	3%
General and administrative	9,345	4,953	4,392	(89)%
Sales and marketing	6,111	1,798	4,313	(240)%

Total operating expenses	57,042	34,208	22,834	(67)%

Loss from operations	(47,653)	(33,585)	(14,068)	(42)%
Interest expense	(2,827)	(3,465)	638	18%
Interest and other income (expense), net	(7,207)	1,101	(8,308)	(754)%

Net loss	$(57,687)	$(35,949)	$(21,738)	(61)%

Revenue

During 2010, we recognized $9.4 million of revenue, compared to $0.6 million during 2009. This is the result of our revenue activities not beginning until the fourth quarter of 2009. We anticipate our revenue will increase during 2011 as our backlog at December 31, 2010 is greater than our revenue for 2010. Further, we continue to expand our customer base which will provide more revenue opportunities.

Start-up Production Costs

During 2010, we incurred $19.9 million of start-up production costs to support our genome sequencing service, compared to $5.0 million during 2009. These activities include the acceptance testing of customer genomic samples, sample sequencing preparation, sample sequencing, the processing of data generated by our prototype sequencing instruments, continued validation of the production process and optimization of instrument performance. The $14.9 million increase in start-up production costs was primarily due to increases in employee salaries and benefits and stock-based compensation expenses of $5.1 million and $0.1 million, respectively; depreciation expense of $3.9 million; facilities and maintenance expense of $2.5 million; and consulting expense of $0.6 million. We continued to incur start-up costs in excess of revenue during 2010 to initiate and bring our human genome sequencing production process to commercial-scale. Only a portion of our production expenses varies with our service activity. Accordingly, unless we achieve significantly larger production volume and revenue, our production costs will be greater than our revenue.

Research and Development

During 2010, we recognized $21.7 million of research and development expenses, compared to $22.4 million during 2009, representing a decrease of $0.7 million, or 3%. While there was only a 3% change in research and development expenses between the two periods, there were changes in the composition of the expenses. The primary changes during 2010 compared to 2009 were: a reduction in depreciation expense of $2.4 million; an increase in salaries and benefits expense and stock-based compensation expense of $1.3 million and $0.7 million, respectively; and an increase in facilities and maintenance costs of $1.1 million. The decrease in depreciation expense was primarily due to the acceleration of depreciation expense of certain equipment in 2009 and the redeployment of equipment to start-up production activities. The decrease in data center expense allocated to research and development was due to increased use of the data center in start-up production activities in 2010. The increase in salaries and benefits expense was primarily due to a charge associated with an equity grant to one of our founders in 2010 and the temporary cost reduction initiatives implemented during the second quarter of 2009, which resulted in lower overall salaries and benefits expense for 2009. The increase in facilities and maintenance costs was associated with the expansion of our facilities during 2009. Our research and development costs should increase in 2011 as the expense related to additional headcount hired during 2010 will be included in 2011 for a full year. In addition, we expect to hire additional headcount in 2011. The headcount increase is necessary as our business matures and we strive to achieve our long term business objectives.

General and Administrative

General and administrative expenses were $9.3 million for 2010, compared to $5.0 million for 2009, representing an increase of $4.3 million, or 89%. In 2010 compared to 2009, employee salaries and benefits and stock-based compensation expense increased $3.1 million and $1.3 million, respectively. The increase in salaries and benefits expense was primarily due to the temporary cost-reduction initiatives implemented during the second quarter of 2009, which resulted in a lower overall salaries and benefits expense for 2009, increased headcount during 2010 and a charge associated with equity grants to two of our founders in 2010. In addition, outside services expense increased by $0.9 million to support patent and litigation activities during 2010. Our general and administrative costs should increase in 2011 as we expand our business and we incur the costs associated with being a public company.

Sales and Marketing

Sales and marketing expenses were $6.1 million during 2010, compared to $1.8 million during 2009, representing an increase of $4.3 million, or 238%. The increase in sales and marketing expenses was primarily due to an increase in employee salaries and benefits of $2.6 million and an increase in outside services of $0.1 million. The increase in sales and marketing expenses was also impacted by increases in travel expenses and allocation of facilities and maintenance costs of $0.4 million each. The increase in expenses was primarily a result of the growth of our sales and marketing organization to support the increased sales activity and overall order growth in 2010. We expect that sales and marketing expenses will continue to increase in 2011 as we increase our headcount for sales and marketing personnel to support our expected growth in revenue and the expansion of our customer base.

Interest Expense

During 2010, we incurred interest expense of $2.8 million, compared to $3.5 million during 2009. The decrease in interest expense was primarily a result of lower amortization of the debt discount related to the common stock warrants issued in 2010, compared to amortization of the debt discount related to the Series D preferred stock warrants issued in 2009. The Series D preferred stock warrants were issued in the first quarter of

2009 while the common stock warrants were issued during the second quarter of 2010, resulting in a shorter period of amortization during 2010 versus 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for 2010 was an expense of $7.2 million compared to income of $1.1 million for 2009. The change between the two periods was due to the change in the valuation of our preferred stock warrant and purchase right liabilities.

Comparison of the Years Ended December 31, 2009 and 2008

The following table shows the amounts of the listed items from our statements of operations for the periods presented, and period-over-period changes (in thousands, except for percentages).

	Year ended December 31,		2009 vs. 2008
	2009	2008	$ Change	% Change
Revenue	$623	$—	$623	* %
Operating expenses:
Start-up production costs	5,033	—	5,033	* %
Research and development	22,424	23,633	(1,209)	(5)%
General and administrative	4,953	3,179	1,774	56%
Sales and marketing	1,798	1,045	753	72%

Total operating expenses	34,208	27,857	6,351	23%

Loss from operations	(33,585)	(27,857)	(5,728)	21%
Interest expense	(3,465)	(974)	(2,491)	256%
Interest and other income (expense), net	1,101	437	664	152%

Net loss	$(35,949)	$(28,394)	$(7,555)	27%

*	Percentage not meaningful

Revenue

We recognized our first revenue of $0.6 million in the fourth quarter of 2009, which represented sales to seven customers.

Start-up Production Costs

During 2009, we incurred $5.0 million of start-up production costs to support our genome sequencing service. These costs primarily consisted of employee salaries and benefits and stock-based compensation expense of $1.7 million and $0.1 million, respectively, depreciation expense of $1.5 million, facilities and maintenance costs of $0.6 million, reagents, materials and supplies expense of $0.3 million, data communication charges of $0.2 million, equipment expense of $0.2 million and consulting expense of $0.2 million. We incurred considerable start-up production costs in excess of revenue during 2009 to initiate and bring our human genome sequencing production process to commercial scale. We committed significant personnel and equipment resources to our production process in advance of our achieving full commercial production volume.

Research and Development

Research and development expenses decreased $1.2 million, or 5%, in 2009 from 2008 as we used resources from our research organization to initiate commercial operations and implemented temporary cost-reduction initiatives in the second quarter of 2009. This decrease reflects a reduction in equipment, reagents, materials and supplies and prototype equipment expense of $1.5 million. The reduction in equipment, reagents, materials and supplies expenses primarily reflects their usage in start-up production activities. The reduction in prototype equipment expense reflects our transition to developing production equipment as well as cost-reduction measures in the second quarter of 2009. In addition, the decrease in research and development expenses reflects a reduction in licensing arrangements expense of $1.2 million, of which, $1.0 million represents a one-time payment to Callida Genomics, Inc. in 2008 pursuant to our intellectual property license arrangement. The decrease in research and development expenses also reflects a reduction in consulting expense and outside engineering services of $0.9 million and the disposal of obsolete equipment in 2008 of $0.5 million. These decreases in research and development expenses were offset by increased equipment depreciation expense of $0.9 million related to investments in computing and other equipment and software and acceleration of depreciation expense for certain equipment, increased employee salaries and benefits of $0.6 million related to increased headcount. The decrease in research and development expenses were further offset by increased stock-based compensation expense of $0.7 million, increased facilities and maintenance costs of $0.6 million associated with the expansion of our facilities in 2009 and increased data communication costs of $0.5 million related to the expansion of our offsite data center.

General and Administrative

General and administrative expenses increased $1.8 million, or 56%, in 2009 from 2008 primarily reflecting increased facilities and maintenance costs of $1.1 million. During 2009, significant portions of our facility were renovated to accommodate our genome sequencing center. During the period of renovation, the space being renovated was unoccupied, and associated costs were recorded as general and administrative expense. In addition, general and administrative expenses reflect increased employee salaries and benefits and stock-based compensation expense of $0.1 million and $0.2 million, respectively, legal expense of $0.2 million, primarily related to intellectual property matters and patent prosecution, increased consulting expense of $0.1 million related to financial and human resources consultants and increased payroll and benefits servicing fees of $0.1 million.

Sales and Marketing

Sales and marketing expenses increased $0.8 million, or 72%, in 2009 from 2008 reflecting increased employee salaries and benefits and stock-based compensation expense of $0.7 million and $0.1 million, respectively, related to increased headcount, increased facilities and maintenance costs of $0.1 million and increased travel expenses $0.1 million. The increase in sales and marketing expenses was partially offset by decreased marketing research and public relations expense of $0.3 million. Our sales and marketing expenses in 2008 reflect our initial investment in marketing activities and primarily consist of marketing research and public relations activities.

Interest Expense

Interest expense increased by $2.5 million, or 256%, in 2009 from 2008 primarily due to $1.0 million of interest expense on higher loan balances under our new credit facility and $1.5 million of interest charges related borrowings under convertible notes issued in 2009.

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net, of $0.7 million in 2009 from 2008 was primarily due to the change in valuation of our convertible preferred stock warrants in 2009, offset by lower interest income due to lower cash and cash equivalents balances, as well as lower effective rates of interest earned on our cash equivalents balance.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in a retained deficit of $138.8 million as of December 31, 2010. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities and the proceeds from our IPO. Our cash is invested primarily in money market funds. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

The following table shows our cash flows from operating, investing and financing activities for 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
Statements of Cash Flows	2010	2009	2008
Net cash used in operating activities	$(35,018)	$(26,662)	$(24,303)
Net cash used in investing activities	(18,802)	(9,654)	(7,419)
Net cash from financing activities	114,973	37,895	33,648

Net Increase in Cash and Cash Equivalents	$61,153	$1,579	$1,926

During 2010, 2009 and 2008, our principal sources of liquidity were:

	Years Ended December 31,
	2010	2009	2008
	( in thousands )
Cash on-hand at beginning of period	$7,765	$6,186	$4,260
Net proceeds from promissory notes	$22,243	$14,725	$—
Net proceeds from notes payable	$14,000	$—	$13,194
Net proceeds from issuance of convertible preferred stock	$39,402	$27,156	$25,399
Proceeds from issuance of common stock in initial public offering	$47,175	$—	$—

Operating Activities

Net cash used in operating activities was $35.0 million during the year ended December 31, 2010 and consisted of a net loss of $57.7 million, offset by noncash items of $21.0 million and a net change in operating assets and liabilities of $1.5 million. Noncash items for the year ended December 31, 2010 consisted primarily of the change in valuation of our preferred stock warrant and purchase right liability of $7.2 million, depreciation expense of $8.0 million, expense related to issuance of common stock to our founders of $1.8 million and stock-based compensation expense of $1.8 million. The significant items in the change in operating assets and liabilities include a decrease in prepaid expenses of $4.0 million, an increase in deferred revenue of $3.8 million and increases in inventory and accounts receivable of $3.8 million and $3.0 million, respectively. The decrease in prepaid expenses was due to the use of fully refundable short-term deposits to order components used in the construction of sequencers whose specifications were validated during 2010. The increase in inventory was due to inventory purchases and work-in process needed to support customer orders. The increase in deferred revenue was due to advance billing arrangements during 2010. The increase in accounts receivable was due to increased revenue and advance billing arrangements during 2010.

Net cash used in operating activities was $26.7 million during the year ended December 31, 2009 and consisted of a net loss of $35.9 million, offset by noncash items of $8.0 million and a net decrease in operating assets and liabilities of $1.3 million. Noncash items for the year ended December 31, 2009 consisted primarily of depreciation expense of $5.2 million, noncash interest expense related to our promissory notes and notes payable of $2.1 million and stock-based compensation expense of $1.4 million, partially offset by the change in valuation of our preferred stock warrant liability of $1.1 million. The significant changes in operating assets and liabilities include increases in deferred rent of $5.0 million, accounts payable of $1.1 million and deferred revenue of $1.3 million, partially offset by an increase in prepaid expenses of $4.7 million and an increase in accounts receivable of $1.3 million. The significant change in deferred rent was due to the difference between rent amounts paid and amounts expensed during 2009 on our facility, while the significant increase in prepaid expenses is due to making fully refundable short-term deposits for components used in the construction of sequencers whose specifications were undetermined. The increase in accounts payable during 2009 was due to increased purchases associated with the start-up of our production facilities during the fourth quarter of 2009. The increases in accounts receivable and deferred revenue were due to revenue recognized in the fourth quarter of 2009 and advance billing arrangements with customers.

Net cash used in operating activities was $24.3 million for the year ended December 31, 2008 and consisted of a net loss of $28.4 million, offset by noncash items of $3.8 million and net increases in operating assets and liabilities of $0.3 million. Noncash items for the year ended December 31, 2008 consisted mainly of depreciation and amortization expense of $2.8 million, a loss on the disposal of property and equipment of $0.5 million and stock-based compensation expense of $0.3 million. Changes in operating assets and liabilities consisted of an increase in accrued liabilities of $0.7 million, offset by increases in prepaid expenses of $0.2 million and other current assets of $0.2 million.

Investing Activities

Net cash used in investing activities were $18.8 million, $9.7 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amounts related entirely to purchases of property and equipment. The purchases of property and equipment during 2010 were primarily for sequencing equipment used in production, while the purchases of property and equipment during 2009 were for equipment used in our start-up production and research and development activities and leasehold improvements related to our facilities. Purchases of property and equipment during 2008 were primarily for equipment to support our research and development activities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2010 of $115.0 million consisted primarily of net proceeds from our IPO of common stock of $47.2 million, net proceeds from issuance of convertible preferred stock of $39.4 million and net proceeds from the issuance of promissory notes and notes payable of $36.2 million, respectively, offset by repayment of notes payable of $8.6 million.

Net cash provided by financing activities during the year ended December 31, 2009 of $37.9 million consisted primarily of net proceeds from the issuance of convertible preferred stock and proceeds from the issuance of promissory notes of $27.2 million and $14.7 million, respectively, offset by repayment of notes payable of $4.0 million.

Net cash provided by financing activities during the year ended December 31, 2008 of $33.6 million consisted primarily of net proceeds from the issuance of convertible preferred stock of $25.4 million and proceeds from notes payable of $13.2 million, offset by repayment of notes payable of $5.0 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis. We expect our cash expenditures to increase significantly in the short-term. We plan to fund our short-term liquidity requirements using cash on hand at December 31, 2010 and borrowings from our credit facility. At January 1, 2011, our principal short-term liquidity needs are:

•	to fund our working capital for commercial operations, including personnel costs and other operating expense;

•	to expand the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	to finance the further development of our sequencing technology and services;

•	to finance sales and marketing activities; and

•	to service our debt obligations.

The cost of expansion of our current sequencing and supporting computing capacity in our Mountain View and Santa Clara, California leased facilities California in 2011 is estimated to be approximately $20.0 million. In addition, as a public company we also incur significant legal, accounting and other expenses that we did not incur as a private company. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to expand our business and build our infrastructure. We believe that, based on our current level of operations and anticipated growth, the net proceeds from our initial public offering, together with our cash and cash equivalent balances, our term loans (including our term loan with Oxford Financial Corporation, see below) and interest income we earn on these cash balances, will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this report.

In addition to our continued expenditures for the expansion of our Mountain View sequencing facility, further development of our sequencing technology and services, and expansion of our sales and marketing activities, our principal long-term liquidity needs are:

•	to fund our working capital for commercial operations, including any growth in working capital required by growth in our business;

•	to finance the possible development of additional sequencing centers; and

•	to service our debt obligations.

Our current cash resources are insufficient to satisfy our long term liquidity requirements. Based on our current operating projections, we will need to raise additional capital to fund our operations in 2012 and expand our business to meet our long-term business objections. Additional financing, which is not in place at this time, may be from the sale of equity or convertible debt securities in a public or private offering, from an additional credit facility, or strategic partnership coupled with an investment in our company or a combination of both. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. The issuance of any equity securities will also dilute our current stockholders.

There is no assurance that we will be to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we cannot guarantee that we will be able to raise additional capital in the amounts we require, if at all. Our failure to raise additional capital, and in sufficient amounts, will severely impact our ability to operate our business in 2012 and meet our long term business objectives. The timing and amount of our future capital requirements will depend on many factors, including, but not limited to, the following:

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

Term Loans

On December 17, 2010, we entered into loan and security agreements with each of Comerica Bank (“Comerica”) and Atel Ventures, Inc. (“Atel”). On March 25, 2011, we entered into a new loan and security agreement with Oxford Finance Corporation (“Oxford”), a portion of the proceeds of which were used to repay the outstanding balance on the Comerica Loan Agreement (as defined below).

Comerica Loan Agreement

The loan and security agreement with Comerica (the “Comerica Loan Agreement”) consisted initially of a term loan of $8.0 million. A portion of the borrowings under the Comerica Loan Agreement was used to repay the remaining balance of $4.0 million on our then existing secured equipment loan agreement with Silicon Valley Bank, Leader Equity LLC and Oxford, including certain pre-payment expenses. The loan initially provided for repayment in 36 equal monthly payments of principal and interest. Interest accrued on the term loan at a rate equal to the Prime Referenced Rate plus 3.25% per annum. The Prime Referenced Rate is equal to the prime rate established by Comerica plus 2.5% (but in no event shall the Prime Referenced Rate be lower than the Daily Adjusting LIBOR Rate plus 2.5%). The interest rate at December 31, 2010 was 6.5%.

The Comerica Loan Agreement also required that we repay a minimum of $2.0 million of the term loan on April 11, 2011 and, at such time, the repaid balance of the term loan would automatically convert into a line of credit. We also had the ability to elect to repay up to the entire remaining term loan and convert up to the entire repaid balance to a line of credit. Advances under the line of credit were limited to the lesser of (i) 80% of eligible domestic accounts receivable or (ii) the actual amount converted on April 1, 2011, up to $8.0 million and incur interest at a rate equal to the Prime Reference Rate plus 2.50% per annum.

On March 25, 2011, we entered into a loan and security agreement with Oxford and repaid the entire outstanding balance owed to Comerica.

Borrowings under the Comerica Loan Agreement were collateralized by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel Loan Agreement (as defined below).

Atel Loan Agreement

The loan and security agreement with Atel (the “Atel Loan Agreement”) consists of a $6.0 million term loan for equipment purchases, which is collateralized to secure the term loan. Under the terms of the Atel Loan Agreement, the term loan balance is being repaid in 36 equal monthly payments of principal and interest. Interest accrues on the term loan at a rate of 11.26% per annum. The outstanding borrowings under the term loan are collateralized by a senior priority interest in certain of our current property and equipment, and all property and equipment that was purchased during the term of the Atel Loan Agreement. In connection with entering into the loan and security agreement with Oxford, we and Atel made certain administrative and technical amendments to the Atel Loan Agreement.

In connection with the Atel Loan Agreement, we issued to Atel a warrant to purchase 49,834 shares of our common stock at an exercise price of $7.224 per share. The Atel Warrant expires on the 10th anniversary of the issuance date.

The Atel Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that we maintain certain cash account balances, liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Atel. As of December 31, 2010, we were in compliance with all the covenants in both the Atel Loan Agreement and the covenants in the Comerica Loan Agreement.

Oxford Loan Agreement

On March 25, 2011, we entered into a loan and security agreement (the “Oxford Loan and Security Agreement”) with Oxford Finance Corporation (“Oxford”). The Oxford Loan Agreement provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), we are required to make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on our existing term loan agreement with Comerica. Following repayment of the outstanding indebtedness, the Comerica Loan Agreement was terminated. The remainder of the term loan will be used to fund our working capital requirements.

The term loan is secured by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel Loan Agreement. In addition, we have agreed not to pledge our intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, we issued to Oxford warrants to purchase an aggregate of 160,128 shares of our common stock (the “Warrant Shares”) at an exercise price of $7.495 per share. The warrants expire on the 7th anniversary of the issuance date. We also agreed to provide Oxford certain registration rights covering the Warrant Shares. The warrants issued to Oxford were issued in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, requiring us to immediately pay to Lender an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2010 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$13,583	$5,885	$7,698	$—	$—
Interest(2)	1,611	904	707	—	—
Operating lease obligations(3)	15,364	2,599	5,256	5,573	1,936
Purchase obligations(4)	5,914	5,213	488	213	—

Total	$36,472	$14,601	$14,149	$5,786	$1,936

(1)	Represents our outstanding debt under our term loans as of December 31, 2010.
(2)	Represents interest payments on our outstanding debt under our term loans as of December 31, 2010 using rates at December 31, 2010.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists of purchase obligations related to our data center and non-cancellable orders for sequencing components. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

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

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies” of the Financial Statements in Part II, Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, our investment portfolio consists of money market funds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds, we do not believe we are subject to any material market risk exposure. We do not have any foreign currency or any other material derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Complete Genomics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Complete Genomics, Inc. (the “Company”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2011

COMPLETE GENOMICS, INC.

BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$68,918	$7,765
Accounts receivable	4,943	1,288
Inventory	3,980	354
Prepaid expenses	1,101	5,156
Other current assets	78	456

Total current assets	79,020	15,019
Property and equipment, net	23,843	14,864
Other assets	297	395

Total assets	$103,160	$30,278

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,066	$4,281
Accrued liabilities	3,102	2,032
Notes payable, current	5,780	4,440
Deferred revenue	5,739	1,302

Total current liabilities	17,687	12,055
Notes payable, net of current	7,521	3,510
Deferred rent, net of current	4,316	5,017
Convertible preferred stock warrant liability	—	1,553

Total liabilities	29,524	22,135

Commitments and contingencies (Note 6)
Preferred stock, par value $0.001—5,000,000 shares authorized and no shares outstanding at December 31, 2010; no shares authorized or outstanding at December 31, 2009	—	—
Convertible preferred stock, par value $0.001—No shares authorized or outstanding at December 31, 2010; 6,933,332 shares authorized and 6,472,996 shares issued and outstanding at December 31, 2009 (liquidation value—$127,721 at December 31, 2009)	—	85,833

Stockholders’ equity (deficit)
Common stock, $0.001 par value—300,000,000 shares authorized and 25,922,627 shares issued and outstanding at December 31, 2010; 13,333,334 shares authorized and 94,281 shares issued and outstanding at December 31, 2009	26	—
Additional paid-in capital	212,458	3,471
Retained deficit	(138,848)	(81,161)

Total stockholders’ equity (deficit)	73,636	(77,690)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$103,160	$30,278

The accompanying notes are an integral part of these financial statements.

COMPLETE GENOMICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenue	$9,389	$623	$—

Operating expenses:
Start-up production costs	19,895	5,033	—
Research and development	21,691	22,424	23,633
General and administrative	9,345	4,953	3,179
Sales and marketing	6,111	1,798	1,045

Total operating expenses	57,042	34,208	27,857

Loss from operations	(47,653)	(33,585)	(27,857)

Interest expense	(2,827)	(3,465)	(974)
Interest and other income (expense), net	(7,207)	1,101	437

Net loss	(57,687)	(35,949)	(28,394)

Deemed dividend related to beneficial conversion feature of Series E convertible preferred stock	(405)	—	—

Net loss attributed to common stockholders	$(58,092)	$(35,949)	$(28,394)

Net loss per share attributed to common stockholders—basic and diluted	$(13.60)	$(386.56)	$(369.36)

Weighted-average shares of common stock outstanding used in computing net loss per share attributed to common stockholders—basic and diluted	4,271,176	92,998	76,873

The accompanying notes are an integral part of these financial statements.

COMPLETE GENOMICS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible preferred stock		Common stock		Additional paid-in capital	Retained deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Balances at December 31, 2007	341,592	20,223	91,665	—	(303)	(16,818)	(17,121)
Issuance of Series C convertible preferred stock for cash at $159.30 per share, net of issuance costs of $1,101	166,346	25,399	—	—	—	—	—
Issuance of Series C convertible preferred stock as issuance costs at $159.30 per share	1,004	—	—	—	—	—	—
Employee stock based compensation	—	—	—	—	284	—	284
Nonemployee stock based compensation	—	—	—	—	52	—	52
Exercise of stock options	—	—	2,160	—	25	—	25
Net loss	—	—	—	—	—	(28,394)	(28,394)

Balances at December 31, 2008	508,942	45,622	93,825	—	58	(45,212)	(45,154)
Issuance of Series D convertible preferred stock for cash at $7.56 per share, net of issuance costs of $2,879	3,972,729	27,156	—	—	—	—	—
Issuance of Series D convertible preferred stock upon conversion of promissory notes and accrued interest at $7.56 per share	1,991,325	15,054	—	—	—	—	—
Issuance of common stock warrants in connection with Series D convertible preferred stock	—	(1,999)	—	—	1,999	—	1,999
Employee stock based compensation	—	—	—	—	1,142	—	1,142
Nonemployee stock based compensation	—	—	—	—	268	—	268
Exercise of stock options	—	—	456	—	4	—	4
Net loss	—	—	—	—	—	(35,949)	(35,949)

Balances at December 31, 2009	6,472,996	85,833	94,281	—	3,471	(81,161)	(77,690)
Issuance of Series D convertible preferred stock for cash at $7.56 per share, net of issuance costs of $233	1,346,762	9,949	—	—	—	—	—
Issuance of common stock to founders at $2.34 per share for services rendered	—	—	786,533	1	1,839	—	1,840
Issuance of common stock warrants in connection with promissory notes	—	—	—	—	5,389	—	5,389
Issuance of Series E convertible preferred stock upon conversion of promissory notes and accrued interest at $7.56 per share	2,990,355	15,403	—	—	—	—	—
Issuance of Series E convertible preferred stock for cash in at $7.56 per share, net of issuance costs of $187	2,284,516	17,084	—	—	—	—	—
Issuance of common stock warrants in connection with sale of Series E convertible preferred stock	—	(882)	—	—	2,020	—	2,020
Issuance of purchase rights for Series E convertible preferred stock	—	(1,144)	—	—	—	—	—

COMPLETE GENOMICS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible preferred stock		Common stock		Additional paid-in capital	Retained deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Beneficial conversion feature embedded in Series E convertible preferred stock issued for cash	—	(405)	—	—	405	—	405
Recognition of conversion feature embedded in Series E convertible preferred stock issued for cash	—	405	—	—	(405)	—	(405)
Reclassification of preferred stock purchase right liability to additional paid in capital upon exercise of those rights	—	9,153	—	—	—	—	—
Issuance of Series E convertible preferred stock for cash at $7.56 per share, net of issuance cost of $9	1,637,310	12,369	—	—	—	—	—
Exercise of common stock warrants for cash	—	—	413,398	1	619	—	620
Conversion of preferred stock into common stock immediately prior to initial public offering	(14,731,939)	(147,765)	17,445,662	17	147,748	—	147,765
Net exercise of preferred and common stock warrants immediately prior to initial public offering	—	—	1,065,394	1	(1)	—	—
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	2,277	—	2,277
Issuance of common stock in initial public offering at $9.00 per share, net of issuance costs of $6,823	—	—	6,000,000	6	47,169	—	47,175
Employee stock based compensation	—	—	—	—	1,630	—	1,630
Nonemployee stock based compensation	—	—	—	—	121	—	121
Exercise of stock options	—	—	117,359	—	176	—	176
Net loss	—	—	—	—	—	(57,687)	(57,687)

Balances at December 31, 2010	—	$—	25,922,627	$26	$212,458	$(138,848)	$73,636

The accompanying notes are an integral part of these financial statements.

COMPLETE GENOMICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net loss	$(57,687)	$(35,949)	$(28,394)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,018	5,240	2,795
Amortization of debt issuance costs	410	259	226
Writedown of inventory	148	—	—
Issuance of common stock to founders	1,840	—	—
Change in fair value of convertible preferred stock warrant liability and stock purchase right	7,211	(1,088)	(65)
Stock-based compensation	1,751	1,410	336
Noncash interest expense related to the promissory notes and notes payable	1,485	2,113	—
Loss on the disposal of property and equipment	109	31	506
Changes in assets and liabilities
Accounts receivable	(3,655)	(1,288)	—
Inventory	(3,774)	(354)	—
Prepaid expenses	4,055	(4,688)	(231)
Other current assets	119	110	(190)
Other assets	(53)	(143)	27
Accounts payable	481	1,078	(30)
Accrued liabilities	788	288	717
Deferred revenue	4,437	1,302	—
Deferred rent	(701)	5,017	—

Net cash used in operating activities	(35,018)	(26,662)	(24,303)

Cash flows from investing activities
Purchase of property and equipment	(18,802)	(9,654)	(7,419)

Net cash used in investing activities	(18,802)	(9,654)	(7,419)

Cash flows from financing activities
Proceeds from promissory notes	22,243	14,725	—
Proceeds from notes payable	14,000	—	13,194
Repayment of notes payable	(8,643)	(3,990)	(4,970)
Proceeds from issuance of convertible preferred stock, net of issuance costs	39,402	27,156	25,399
Proceeds from issuance of common stock in initial public offering, net of issuance costs	47,175	—	—
Exercise of stock options and common stock warrants	796	4	25

Net cash provided by financing activities	114,973	37,895	33,648

Net increase in cash and cash equivalents	61,153	1,579	1,926
Cash and cash equivalents at beginning of period	7,765	6,186	4,260

Cash and cash equivalents at end of period	$68,918	$7,765	$6,186

COMPLETE GENOMICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information
Cash paid for interest	$1,198	$1,068	$349
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for convertible preferred stock in connection with promissory notes	$—	$1,541	$779
Issuance of warrants for common stock in connection with convertible preferred stock financings	2,020	1,999	—
Conversion of promissory notes and interest into convertible preferred stock	15,403	15,054	—
Issuance of convertible preferred stock as payment for costs associated with the issuance of Series C preferred convertible stock	—	—	160
Acquisition of property and equipment under accounts payable	1,696	2,458	—
Issuance of warrants for common stock in connection with notes payable	5,671	—	—
Issuance of purchase rights for Series E convertible preferred stock	2,666	—	—
Reclassification of purchase right liability to preferred stock upon exercise	9,153	—	—
Reclassification of warrant liability to additional paid-in capital upon initial public offering	2,277	—	—
Conversion of preferred stock into common stock upon initial public offering	147,765	—	—
Deemed dividend related to the beneficial conversion feature of Series E convertible preferred stock	405	—	—

The accompanying notes are an integral part of these financial statements.

Complete Genomics, Inc.

Notes to Financial Statements

1. Organization and description of business

Complete Genomics, Inc., (the “Company”) is a human genome sequencing company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis. The Company’s Complete Genomics Analysis Platform (“CGA Platform”) combines its proprietary human sequencing technology with its advanced informatics and data management software and its end-to-end outsourced service model to provide customers with data that is immediately ready to be used for genome-based research. The Company’s solution provides academic and biopharmaceutical researchers with complete human genomic data and analysis without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. The Company was incorporated in Delaware on June 14, 2005 and began operations in March 2006. The Company was in a development stage at the beginning of 2010 but has made the determination that it is no longer a development stage company as of December 31, 2010. Since inception, the Company has been engaged in developing its complete human genome sequencing technology, raising capital and recruiting personnel.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At December 31, 2010, the Company had a retained deficit of $138.8 million.

On November 16, 2010, the Company closed the initial public offering of its common stock (the “IPO”) and sold 6,000,000 shares of its common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $54.0 million from this transaction, before underwriting discounts and commissions and offering expenses.

Management believes that proceeds from its IPO, together with the term loan entered into in December 2010 (as discussed in Note 6) and the term loan entered into in March 2011 (as discussed in Note 15), are sufficient to fund its operations for the next 12 months from the date of this report.

2. Summary of significant accounting policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. In preparing the financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split

The Company initiated a 30-for-1 reverse stock split effective November 2009. All share and per share amounts in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

Segment Information

The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting. All of the Company’s assets are located in the United States.

Revenue Recognition

The Company generates revenue from selling its human genome sequencing services under purchase orders or contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, title has transferred, the price is fixed or determinable and collectability is reasonably assured. Upon completion of the sequencing process, the Company ships the research-ready genomic data to the customer. The Company uses shipping documents and third-party evidence to verify shipment of the data. In order to determine whether collectability is reasonably assured, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the recognition of revenue until collectability becomes reasonably assured. The Company also receives down payments from customers prior to the commencement of the genome sequencing process.

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

The Company derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of December 31, 2010 and 2009, the Company has not recorded any allowance for doubtful accounts.

The Company’s allocates its revenues to individual countries based on the primary locations of its customers.

As of December 31, 2010 and 2009, customers representing greater than 10% of accounts receivable were as follows:

Customer	December 31, 2010	December 31, 2009
Customer A	*	43%
Customer G	*	20%
Customer H	27%	*
Customer I	16%	*

*	Less than 10%

For 2010 and 2009, customers representing greater than 10% of revenue were as follows:

Customer	2010	2009
Customer A	11%	16%
Customer B	*	16%
Customer C	*	17%
Customer D	*	16%
Customer E	*	16%
Customer F	*	13%

*	Less than 10%

For 2010 and 2009, countries representing greater than 10% of revenue were as follows:

Country	2010	2009
Belgium	11%	16%
United States	71%	84%

The Company did not recognize revenue during the year ended December 31, 2008.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to short maturities. Based on borrowing rates currently available to the Company for promissory notes, notes payable and term loans with similar terms, the carrying value of promissory notes, notes payable and term loans approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are deposited in a demand account at two financial institutions and a money market fund. At times, such deposits may be in excess of federally insured limits.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives as follows:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Machinery and equipment	3 years

Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets to date.

Inventories

Inventories consist of chemical reagents and sequencing supplies that are stated at the lower of cost or market value. Cost is determined using standard costs, which approximate actual costs on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value.

Start-up Production Costs

Start-up production costs are incurred during the period of development and validation of the production process and include the costs associated with commercialization of the sequencing process. The Company’s start-up production costs primarily consist of costs related to the acceptance testing of customer genomic samples, sample sequencing preparation, sample sequencing, the processing of data generated by the prototype sequencing instruments, continued validation of the production process and optimization of instrument performance. These costs primarily include salaries and benefits and stock-based compensation expenses, chemical reagents and engineering materials and supplies, consultant fees, depreciation of equipment and facilities-related costs.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, salaries and benefits and stock-based compensation expenses, laboratory supplies, consulting costs and other overhead expenses.

Government Grant

The Company accounts for its government grant as a reduction of expense related to either research and development or general and administrative expense. The allocation is based on the grant agreement and the related expense reimbursed. Total reimbursement of expenses by the government grant is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Research and development expense	$687	$800	$773
General and administrative expense	172	213	250

	$859	$1,013	$1,023

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model for stock options. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted. The fair value of stock options and restricted stock units is expensed on a straight-line basis over the vesting period.

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s statements of operations during the period the related services are rendered.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

Effective January 1, 2007, the Company adopted the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard that changes the accounting for revenue arrangements with multiple deliverables. Specifically, the new accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The Company adopted this standard effective in the first quarter of 2011 and does not believe the adoption will have a significant impact on its financial statements.

In October 2009, the FASB also issued a new accounting standard that changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products will be accounted for under these new accounting standards, rather than the existing software revenue recognition accounting guidance. The Company adopted this standard effective in the first quarter of 2011 and does not believe the adoption will have a significant impact on its financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and

Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company has adopted this guidance and has provided the additional disclosures.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverables to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The Company adopted this standard effective in the first quarter of 2011 and does not believe the adoption will have a significant impact on its financial statements.

3. Net loss per share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. The Company’s potential dilutive shares, which include outstanding common stock options and restricted stock units, unvested common shares subject to repurchase, convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands except share and per share amounts)
Historical net loss per share:
Numerator
Net loss	$(57,687)	$(35,949)	$(28,394)
Deemed dividend related to beneficial conversion feature of Series E convertible preferred stock	(405)	—	—

Net loss attributed to common stockholders	$(58,092)	$(35,949)	$(28,394)

Denominator
Weighted-average common shares outstanding	4,271,176	94,242	92,549
Less: Weighted-average shares subject to repurchase	—	(1,244)	(15,676)

Denominator for basic and diluted net loss per share	4,271,176	92,998	76,873

Basic and diluted net loss per share attributed to common stockholders	$(13.60)	$(386.56)	$(369.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2010	2009	2008
Options to purchase common stock	2,869,747	1,535,469	105,920
Restricted stock units for common stock	27,500	—	—
Common stock subject to repurchase	—	—	7,465
Warrants to purchase convertible preferred stock	—	384,153	7,710
Warrants to purchase common stock	2,007,455	1,630,629	—
Convertible preferred stock (on an as-if converted basis)	—	9,186,728	3,222,674

Total	4,904,702	12,736,979	3,343,769

4. Fair value measurement

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2010 and 2009 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in Cash and cash equivalents)	$50,623	$—	$—	$50,623

Liabilities
Warrants to purchase common stock	$—	$—	$282	$282

As of December 31, 2009, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in Cash and cash equivalents)	$6,120	$—	$—	$6,120

Liabilities
Convertible preferred stock warrant liability	$—	$—	$1,553	$1,553

The Company valued its warrant liabilities using the Black-Scholes option pricing model. The expected term for these warrants is based on the remaining contractual life of these warrants. The expected volatility assumption was determined by examining the historical volatility for industry peers, as the Company did not have a sufficient trading history for its common stock. The risk-free interest rate assumption is based on U.S. Treasury investments whose term is consistent with the expected term of the warrants and purchase rights. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Details of the assumptions are discussed in Note 11.

The change in the fair value of the convertible preferred stock warrant and purchase right liability is summarized below:

(in thousands)
Fair value at December 31, 2008	$1,100
Issuance of convertible preferred stock warrants	1,541
Increase in the fair value recorded in interest and other income (expense), net	(1,088)

Fair value at December 31, 2009	$1,553
Issuance of convertible preferred stock purchase rights	2,666
Issuance of warrants to purchase common stock	282
Increase in the fair value of convertible preferred stock purchase rights recorded in interest and other income (expense), net	7,211
Reclassification of value of convertible preferred stock purchase rights to additional paid-in capital upon exercise	(9,153)
Reclassification of value of convertible preferred stock warrants to additional paid-in capital upon initial public offering	(2,277)

Fair value at December 31, 2010	$282

The Company valued the convertible stock purchase rights using the Black-Scholes option pricing model. Details of stock purchase rights are discussed in Note 8.

5. Balance Sheet Components

Inventory

Inventory consists of the following:

	December 31,
	2010	2009
	(in thousands)
Raw materials	$1,426	$237
Work-in-progress	1,917	38
Finished goods	637	79

Total	$3,980	$354

Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 31,
	2010	2009
	(in thousands)
Computer equipment	$7,519	$5,107
Computer software	1,857	1,390
Furniture and fixtures	354	341
Machinery and equipment	19,362	7,612
Leasehold Improvements	7,024	6,064
Equipment under construction	37	1,451

	36,153	21,965
Less: Accumulated depreciation and amortization	(12,310)	(7,101)

	$23,843	$14,864

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $8.0 million, $5.2 million and $2.8 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
	(in thousands)
Accrued professional fees	$42	$205
Accrued compensation and benefits	1,934	987
Accrued interest	—	69
Deferred rent, current	702	341
Warrants to purchase common stock	282	—
Other	142	430

	$3,102	$2,032

6. Commitments and contingencies

Operating Lease Obligations

In October 2007, the Company entered into an agreement for office facilities consisting of approximately 10,560 square feet under an operating lease, which began on January 1, 2008 and expired in December 2010. This agreement was amended and now expires in June 2011.

In October 2008, the Company entered into an agreement for office facilities consisting of approximately 66,096 square feet under an operating lease, which began on March 1, 2009 and expires in August 2016.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $1.9 million and $0.9 million, respectively.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2010 are as follows:

(in thousands)
Years Ending December 31,
2011	$2,599
2012	2,588
2013	2,668
2014	2,747
2015	2,826
Thereafter	1,936

Total future minimum lease payments	$15,364

Loan Agreements

On December 17, 2010, the Company entered into loan and security agreements with each of Comerica Bank (“Comerica”) and Atel Ventures, Inc. (“Atel”). On March 25, 2011, the Company entered into a new loan and security agreement with Oxford Finance Corporation (“Oxford”), a portion of the proceeds of which were used to repay the outstanding balance on the Comerica Loan Agreement (as defined below). See Note 15 for more information regarding the loan and security agreement with Oxford.

Comerica Loan Agreement

The loan and security agreement with Comerica (the “Comerica Loan Agreement”) consists initially of a term loan of $8.0 million. A portion of the borrowings under the Comerica Loan Agreement was used to repay the outstanding balance of $4.0 million on the Company’s then existing secured equipment loan agreement with Silicon Valley Bank, Leader Equity LLC and Oxford Finance Corporation, including certain pre-payment expenses. The loan initially provided for repayment in 36 equal monthly payments of principal and interest. Interest accrues on the term loan at a rate equal to the Prime Referenced Rate plus 3.25% per annum. The Prime Referenced Rate is equal to the prime rate established by Comerica plus 2.5% (but in no event shall the Prime Referenced Rate be lower than the Daily Adjusting LIBOR Rate plus 2.5%). The interest rate at December 31, 2010 was 6.5%.

The Comerica Loan Agreement also required that the Company repay a minimum of $2.0 million of the term loan and, at such time, the repaid balance of the term loan will automatically convert into a line of credit. The Company also had the ability to elect to repay up to the entire remaining term loan balance and convert up to the entire repaid balance to a line of credit. Advances under the line of credit are limited to the lesser of (i) 80% of eligible domestic accounts receivable or (ii) the actual amount converted on April 1, 2011, up to $8.0 million. Amounts borrowed under the line of credit were required to be repaid and reborrowed at any time prior to the October 1, 2012 maturity date, at which time all advances under the line of credit shall be due and payable. Outstanding borrowings under the line of credit incur interest at a rate equal to the Prime Reference Rate plus 2.50% per annum. Upon conversion of a portion of the term loan to the line of credit, the remaining term loan balance that is not converted will be re-amortized and repaid in 32 equal monthly payments of principal and interest.

Borrowings under the Comerica Loan Agreement were collateralized by a senior priority on all of the Company’s assets, excluding the Company’s intellectual property and those assets securing borrowings under the Atel Loan Agreement (as defined below). In addition, the Company has agreed not to pledge its intellectual property to another entity without Comerica’s approval or consent.

Atel Loan Agreement

The loan and security agreement with Atel (the “Atel Loan Agreement”) consists of a $6.0 million term loan for equipment purchases. Under the terms of the Atel Loan Agreement, the term loan balance is being repaid in 36 equal monthly payments of principal and interest. Interest accrues on the term loan at a rate of 11.26% per annum. The outstanding borrowings under the term loan are collateralized by a senior priority interest in certain of the Company’s current property and equipment, and all property and equipment that is purchased during the term of the Atel Loan Agreement.

In connection with the Atel Loan Agreement, the Company issued to Atel a warrant to purchase 49,834 shares of the Company’s common stock at an exercise price of $7.224 per share, as discussed in Note 10.

Future loan payments under the Comerica and Atel loan agreements as of December 31, 2010 are as follows:

(in thousands)
Years Ending December 31,
2011	$6,789
2012	4,442
2013	3,963

Total Payments	15,194
Less:
Interest expense	1,611
Unamortized portion of value of warrants issued in connection with Atel loan	282

Total principal payments	13,301
Less: notes payable, current	5,780

Notes payable, net of current	$7,521

The Comerica Loan Agreement and Atel Loan Agreement each contain customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company maintain liability and other insurance and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Comerica and Atel. The Comerica Loan

Agreement also requires at any time the Company’s total cash is greater than $10.0 million, the Company shall maintain its primary depository and operating accounts with Comerica. At any time when the Company’s total cash is less than $10.0 million, the Company shall maintain its depository and operating accounts with Comerica or its affiliates. As of December 31, 2010, the Company was in compliance with all the covenants.

Secured Equipment Loan Agreements

In July 2008, the Company entered into a secured equipment loan agreement (“Loan”) for $13.0 million with SVB, Leader Equity LLC and Oxford Finance Corporation. The Loan was drawn in four tranches between July and December 2008. The interest rate for each tranche drawn under the Loan was set at the greater of 10.50% or the prime rate plus 8.03%, as determined at the time of the draw of each tranche. The interest rate on each of the tranches under the Loan ranged between 10.50% and 11.04%. The Loan required a termination payment be made with the final loan payment under each tranche. The termination payment was 4% of each of the drawn tranche amounts, which caused the loans to have effective interest rates ranging between 12.81% and 13.34%. Repayment of the Loan began one month after the first draw and continued for 36 equal monthly installments. In connection with the Loan, the Company issued warrants to purchase the Company’s Series D convertible preferred stock, which converted into warrants to purchase shares of the Company’s common stock immediately prior to the consummation of the Company’s IPO, as discussed in Note 8. The Company pledged as collateral all property and equipment purchased pursuant to the Loan. There are no financial covenants in the Loan. At December 31, 2009, $8.0 million was outstanding under the loans. In connection with the term loans entered into with Comerica and Atel on December 17, 2010, the amount outstanding under the Loan of $4.0 million was repaid. The Company also paid a prepayment penalty of $0.2 million which is recorded in interest expense.

Promissory Notes

In April, May and June 2010, the Company issued promissory notes to certain of its existing investors for an aggregate principal amount of $22.1 million. The principal amount of the promissory notes accrued interest at an annual rate of 8%. In the event that the Company issued shares of a new series of preferred stock with aggregate gross cash proceeds in excess of $17.0 million, the outstanding principal and interest of the promissory notes would automatically convert into that series of preferred stock at the lowest price paid by any investor in the financing (not to exceed $7.56 per share). In August 2010, the promissory notes converted into Series E convertible preferred stock, as discussed in Note 7. In connection with the issuance of the promissory notes, the Company issued warrants to purchase the Company’s common stock to the purchasers of the promissory notes, as discussed in Note 10.

Intellectual Property Agreement

In March 2006, the Company entered into an intellectual property agreement, as discussed in Note 12, with Callida Genomics, Inc. for licenses related to the Company’s core technology. Under the agreement, the Company will make annual payments of $250,000 for a duration of six years starting in March 2006. The payments are recorded as research and development expense.

Purchase Commitments

As of December 31, 2010, the Company had outstanding purchase commitments related to its data center and non-cancellable orders for sequencing components of $5.9 million.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with its Certificate of Incorporation and bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that enables it to recover a portion of any amounts paid for future potential claims.

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

7. Preferred Stock

The Company’s Certificate of Incorporation, as amended in November 2010, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock. There was no preferred stock issued or outstanding at December 31, 2010.

As of December 31, 2009, the convertible preferred stock consisted of the following:

Series	Shares authorized	Shares issued and outstanding	Liquidation amount	Proceeds, net of issuance costs
	(in thousands, except share amounts)
A	138,658	137,972	$6,050	$5,866
B	205,758	203,620	14,050	13,871
C	167,357	167,350	39,989	25,399
D	6,421,559	5,964,054	67,632	40,211

	6,933,332	6,472,996	$127,721	$85,347

In February and March 2010, the Company sold 1,346,762 shares of Series D convertible preferred stock at $7.56 per share to existing investors for net proceeds of $9.9 million.

In August and September 2010, the Company sold 2,284,516 shares of Series E convertible preferred stock at $7.56 per share to existing investors for net proceeds of $17.1 million. The shares sold in the Series E convertible preferred stock financing contained an embedded beneficial conversion feature which was measured as the difference between the proceeds received from the sale of a share of Series E convertible preferred stock and the value of a share of common stock. The beneficial conversion feature was valued at an aggregate of $0.4 million and recorded by the Company as a credit to additional paid-in capital. The beneficial conversion feature was recognized on the date the Series E convertible preferred stock was issued as a result of the Series E convertible preferred stock being convertible at the election of the holder. In addition, in conjunction with the Series E convertible preferred stock financing, the $22.6 million of principal and accrued interest on the Company’s convertible promissory notes converted into 2,990,355 shares of Series E convertible preferred stock.

On October 6 and 14, 2010, the holders of the Series E convertible preferred stock purchase rights exercised their rights and purchased 1,398,580 and 238,730 shares of Series E convertible preferred stock, respectively, at $7.56 per share, as discussed Note 8.

The total gross proceeds from the Series E financing, including the conversion of the convertible promissory notes and interest, were $52.3 million.

Each share of Series A, B, C, D and E preferred stock was convertible, at the option of the holder, into that number of fully paid and nonassessable shares of common stock that is equal to $43.85, $69.00, $159.30, $7.56 and $7.56, respectively (as adjusted for stock splits, combinations, reorganizations and the like), divided by the conversion price of $9.50, $11.64, $19.33, $7.56 and $7.56, respectively, (as adjusted for stock splits, combinations, reorganizations and the like).

On November 10, 2010, the holders of more than 60% of the outstanding convertible preferred stock agreed to the automatic conversion of each of the outstanding shares of convertible preferred stock into 17,445,662 shares of common stock at the applicable conversion price effective immediately prior to the consummation of the Company’s IPO.

8. Warrants and Purchase Rights for Convertible Preferred Stock

As of December 31, 2010, the Company had no warrants or purchase rights for convertible preferred stock outstanding. As of December 31, 2009, the Company had the following unexercised warrants for convertible preferred stock:

Underlying Stock	Exercise price per share	Shares as of December 31, 2009	Fair value as of December 31, 2009
	(in thousands, except share and per share amounts)
Series A	$43.85	684	$5
Series B	$69.00	2,131	21
Series D	$7.56	381,338	1,527

Total		384,153	$1,553

At December 31, 2009, the outstanding warrants for convertible preferred stock were revalued using the Black-Scholes option pricing model with the following assumptions: remaining contractual term ranging from 2.15 to 8.58 years; volatility ranging from 71.98% to 91.55%; 0% dividend rate; and a risk-free interest rate ranging from 1.38% to 3.33%.

Series A

In 2006, the Company issued warrants to purchase 684 shares of Series A convertible preferred stock at an exercise price of $43.85 per share. These warrants were issued in connection with a secured equipment loan agreement with SVB. The initial fair value of the warrants of $36,000 was recorded as a credit to warrant liability and a discount to the carrying value of the debt. The discount was fully amortized in 2008. Immediately prior to the consummation of Company’s IPO, these convertible preferred stock warrants converted to warrants for 3,156 shares of common stock with an exercise price of $9.50 per share.

Series B

In 2007, the Company issued warrants to purchase 393 shares of Series B convertible preferred stock at an exercise price of $69.00 per share. These warrants were issued in connection with promissory notes. The initial fair value of the warrants of $25,000 was recorded as a credit to warrant liability and a discount to the carrying value of the debt. The discount on the debt was fully amortized to interest expense upon conversion of the debt in 2007. These warrants automatically expired immediately prior to the consummation of the Company’s IPO.

In 2007, the Company issued warrants to purchase 1,738 shares of Series B convertible preferred stock at an exercise price of $69.00 per share. These warrants were issued in connection with the August 2007 secured equipment loan with SVB and Gold Hill. The initial fair value of the warrants of $172,000 was recorded as a credit to warrant liability and an issuance cost of the debt. The issuance cost of the debt was fully amortized in 2008. Immediately prior to the consummation of Company’s IPO, these convertible preferred stock warrants converted to warrants for 10,299 shares of common stock with an exercise price of $11.64 per share.

Series C converted into Series D

In 2008, the Company issued warrants to purchase 4,895 shares of Series C convertible preferred stock at an exercise price of $159.30 per share. These warrants were issued in connection with the July 2008 secured equipment loan. The exercise price and number of warrants were subject to change upon the closing of a Series D convertible preferred stock financing agreement. In conjunction with the Series D convertible preferred stock financing in August 2009, the warrants became exercisable for Series D convertible preferred stock. The conversion resulted in warrants to purchase 103,173 shares of Series D convertible preferred stock with an exercise price of $7.56. The initial fair value of the warrants of $0.8 million was recorded as a credit to warrant liability and an issuance cost of the debt. The issuance cost of the debt was amortized to interest expense over the life of the debt. In 2010, 2009 and 2008, the Company had amortized debt issuance costs of $410,000, $259,000 and $108,000, respectively. For the period from June 14, 2005 (date of inception) to December 31, 2010, amortized debt issuance costs amounted to $0.8 million. Immediately prior to the consummation of the Company’s IPO, the convertible preferred stock warrants converted to warrants for 103,173 shares of common stock with an exercise price of $7.56 per share.

Series D

In 2009, the Company issued warrants to purchase 278,165 shares of Series D convertible preferred stock at an exercise price of $7.56 per share. These warrants were issued in connection with promissory notes. The initial fair value of the warrants of $1.5 million was recorded as a credit to warrant liability and a discount to the carrying value of the promissory note. The discount on the promissory notes was amortized to interest expense over the life of the debt in 2009. In August 2009, the discount was fully amortized upon the conversion of the promissory notes. These warrants automatically net exercised into shares of common stock immediately prior to the consummation of the Company’s IPO.

Series E

In August and September 2010, the Company issued purchase rights for an aggregate of 1,587,302 shares of Series E convertible preferred stock to the purchasers of its Series E convertible preferred stock. The purchase rights allowed each holder to purchase a pro-rata portion of additional shares of Series E convertible preferred stock at $7.56 per share in the second and third closings of the Series E convertible preferred stock financing. Pursuant to the terms of the Series E convertible preferred stock purchase agreement, the second and third closings must occur by December 31, 2010 and 2011, respectively, or an initial public offering, in each case whichever occurs earlier. The initial value of the purchase rights was determined to be an aggregate of $2.7 million of which $1.5 million was recorded as a reduction to the net book value of the Series E convertible preferred stock issued upon conversion of the promissory notes in August 2010 and $1.1 million was recorded as a reduction to the net book value of the Series E convertible preferred stock sold for cash in August and September 2010. The initial valuation of the Series E purchase rights was calculated using the Black-Scholes option pricing model with the following assumptions: contractual term ranging from 0.4 to 1.40 years; volatility ranging from 59.52% to 70.10%; 0% dividend rate; and a risk-free interest rate ranging from 0.19% to 0.25%.

On October 6, 2010, the Series E convertible preferred stock purchase agreement was amended to, among other matters, accelerate the timing of the second and third closings and increase the number of shares to be sold during these closings to an aggregate of 1,637,310 shares. Subsequently, on October 6 and 14, 2010, the holders of the Series E convertible preferred stock purchase rights exercised their rights and purchased 1,398,580 and 238,730 shares of Series E convertible preferred stock, respectively, at $7.56 per share for total gross proceeds of $12.4 million. Upon exercise of the Series E convertible preferred stock purchase rights, the Company reclassified the value of these rights to preferred stock.

9. Common Stock

The Company’s Certificate of Incorporation, as amended in November 2010, authorizes the Company to issue 300,000,000 shares of $0.001 par value common stock.

On March 10, 2010, the Company granted 786,533 shares of common stock to its founders. The Company recorded the common stock’s fair value of $1.8 million as an expense, of which $0.9 million was recorded in general and administrative expense and $0.9 million in research and development expense.

On November 16, 2010, the Company closed its IPO of 6,000,000 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of approximately $47.2 million, after deducting underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the Company’s IPO, all outstanding shares of preferred stock were converted into common stock, and the associated liquidation preference rights were terminated. In addition, certain of the Company’s outstanding preferred and common stock warrants were automatically exercised on a net basis and the remaining outstanding convertible preferred stock warrants automatically converted into warrants to purchase 116,628 shares of common stock, as discussed in Note 8.

10. Warrants for Common Stock

On August 12, 2009, the Company issued warrants to purchase 1,630,629 shares of common stock at an exercise price of $1.50 per share. These warrants were issued in connection with the Company’s Series D convertible preferred stock offering. The initial fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: seven-year contractual term; 105.56% volatility; 0% dividend rate; and a risk-free interest rate of 3.21%. The fair value of $2.0 million was allocated to the warrants and recorded as a credit to additional paid-in capital and as a reduction of the proceeds from Series D convertible preferred stock. During November 2010, warrants for 405,542 shares were exercised for cash. Immediately prior to the consummation of the Company’s IPO, the remaining outstanding warrants were exercised on a net basis into shares of common stock.

In connection with the issuance of promissory notes in the second and third quarters of 2010, the Company issued warrants to purchase a number of shares of common stock equal to the product of 5% of the principal amount of the promissory notes and the number of months between the date of issuance of the warrant and the date of the next financing (up to five months), divided by $1.50. Consequently, contingent warrants to purchase up to an aggregate of 3,707,130 shares of common stock were issued (assuming the full five months). The warrants have an exercise price of $1.50 per share and expire upon the fifth anniversary of their issuance date which is the same date as the issue date of the relevant promissory notes. The initial value of the contingent warrants was calculated using the Black-Scholes option pricing model with the following assumptions: five-year contractual term; volatility ranging from 80.87% to 81.43%; 0% dividend rate; and a risk-free interest rate ranging from 1.76% to 2.58%. The fair value of the contingent warrants in the amount of $5.4 million was recorded as a credit to additional paid-in capital and as a discount on the proceeds of the promissory notes. The fair value of the warrants was being amortized to interest expense using the effective interest rate method over the term of the promissory notes. On August 6, 2010, upon conversion of the promissory notes into Series E convertible preferred stock, the remaining value of the debt discount of $4.5 million was recorded as an issuance cost of the Series E convertible preferred stock. In connection with the conversion of the promissory notes into Series E convertible preferred stock, the Company determined the actual number of shares of common stock underlying the warrants previously contingently exercisable to be 1,848,849 shares. During November 2010, warrants for 7,856 shares were exercised for cash. As of December 31, 2010, warrants for 1,840,993 shares of common stock remain outstanding.

During August and September 2010, each investor in Series E convertible preferred stock received common stock warrants for 25% of the number of shares of Series E convertible preferred stock purchased by each investor. Contingent warrants to purchase an aggregate of 1,318,719 shares of common stock were issued. The warrants had an exercise price of $2.69 per share and were to expire on the fifth anniversary of their issuance date, which was the Series E convertible preferred stock purchase date, if not terminated earlier. The warrants were exercisable only if the Company failed to ship genomic data for at least 369 genomes between May 1, 2010 and September 30, 2010. The initial value of the contingent warrants was calculated using the Black-Scholes option pricing model with the following assumptions: five-year contractual term; volatility ranging from 80.71% to 80.87%; 0% dividend rate; and a risk-free interest rate ranging from 1.41% to 1.51%. The value of the warrants was determined to be $2.0 million of which $1.1 million was recorded as a reduction of the net book value of the Series E convertible preferred stock issued upon conversion of the promissory notes in August 2010 and $0.9 million was recorded as a reduction of the net book value of the Series E convertible preferred stock sold for cash in August and September 2010. On September 29, 2010, the Company’s Board determined that the Company had shipped genomic data for at least 369 genomes between May 1, 2010 and September 30, 2010. Pursuant to their terms the warrants were subsequently terminated and are no longer outstanding as of December 31, 2010.

On November 16, 2010, certain of the Company’s outstanding convertible preferred stock warrants automatically converted into warrants to purchase 116,628 shares of common stock, as discussed in Note 8.

In December 2010, the Company issued a warrant to purchase 49,834 shares of common stock at an exercise price of $7.224 per share in connection with the Atel Loan Agreement. The warrant expires on the tenth anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 10-year contractual term; 76.2% volatility; 0% dividend rate; and a risk-free interest rate of 3.33%. The value of the warrant was determined to be $282,000 and was recorded as liability and a discount to the carrying value of the loan. The value of the warrant was recorded as a liability due to certain mandatory redemption features at the option of the holder. The discount is being amortized to interest expense using the effective interest rate method over the three-year term of the loan.

11. Stock Options

In 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) which provides for the granting of stock options to employees, directors and consultants of the Company. In September 2010, the Board approved the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the 2010 Employee Stock Purchase Plan (the “2010 ESPP”), and in October 2010, the Company’s stockholders approved the 2010 Plan and 2010 ESPP. The 2006 Plan was terminated and no further stock awards will be granted out of the 2006 Plan as of the effectiveness of the 2010 Plan. Outstanding stock options granted under the 2006 Plan will continue to be governed by the provisions of the 2006 Plan until the earlier of the stock option’s expiration or exercise.

Equity Incentive Awards

The 2010 Plan has a reserve of 2,450,000 shares. In addition to the shares currently reserved under the 2010 Plan, the shares available under the 2006 Plan as of the 2010 Plan’s effective date, which was 655,394 shares, were added to the 2010 Plan reserve. Upon cancellation of any options outstanding under the 2006 Plan, subsequent to the 2010 Plan’s effective date, the shares underlying such options will also be added to the 2010 Plan reserve. On the first day of each year, beginning in 2011 and ending in 2020, the 2010 Plan reserve will be increased by the lesser of (i) 7,000,000 shares, (ii) 4% of the shares of common stock outstanding on the last date of the preceding year and (iii) such smaller number of shares of common stock as determined by the Board. Notwithstanding the foregoing, no more than 75,907,243 shares of common stock may be issued upon the exercise of incentive stock options under the 2010 Plan. As of December 31, 2010, there were 2,971,894 shares available to be granted under the 2010 Plan.

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

Under both the 2006 and 2010 Plans, options to purchase the Company’s common stock may be granted at a price not less than the fair market value (“FMV”) on the grant date, except for an incentive stock option grant to an employee who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the FMV per share on the grant date. The Company has historically granted options that vest over a four-year period. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant.

The following table summarizes stock option activity:

	Outstanding Options		Aggregate intrinsic value	Weighted average remaining contractual life (years)
	Number of shares	Weighted average exercise price
	(in thousands, except share and per share amounts)
Outstanding at December 31, 2009	1,535,469	$3.47	$754
Options granted	1,650,195	2.68
Options exercised	(117,359)	1.50	280
Options forfeited	(76,687)	1.50
Options expired	(121,871)	1.54

Outstanding at December 31, 2010	2,869,747	2.19	15,166	9.03

Options vested and expected to vest	2,619,459	2.18	13,885	9.03
Options vested and exercisable	996,495	$1.57	$6,669	8.66

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options to employees on the grant date, using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Years ended December 31,
	2010	2009
Expected term	5.5 years	5.3 – 6.1 years
Expected volatility	79.0 – 80.8%	74.0 – 92.4%
Expected dividend rate	0%	0%
Risk-free interest rate	1.5 – 2.8%	1.8 – 2.7%

Risk-Free Interest Rate: The Company determined the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Volatility: Prior to the consummation of its IPO on November 16, 2010, the Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies. After the consummation of its IPO, the Company used a blend of the historical stock price volatility of comparable peer companies and the historical stock price volatility of the Company’s own common stock.

Expected Term: Due to the limited exercise history of the Company’s own stock options, the Company determined the expected term based on the term used by companies that are in a similar industry and life cycle and have comparable revenue and market capitalization.

Expected Dividend Rate: The Company has not paid and does not anticipate paying any dividends in the near future.

Restricted Stock Units

During the fourth quarter of 2010, the Company granted 27,500 restricted stock units to members of its board of directors. The weighted-average grant date fair value of the restricted stock units is $7.75 per share. The restricted stock units vest annually over three years. None had vested as of December 31, 2010.

Valuation of Stock Option Grants to Nonemployees

Total options outstanding as of December 31, 2010 include 88,987 options that were granted to nonemployees, of which 13,421 options were unvested. The Company mainly grants stock options to nonemployees on its scientific advisory board. Stock based compensation expense related to stock options granted to nonemployees is recognized as the stock option is earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to nonemployees is calculated at each reporting date using the Black-Scholes options pricing model with the following assumptions:

	December 31,
	2010	2009
Remaining contractual term	6.9 – 9.7 years	6.5 – 10 years
Expected volatility	75.5 – 76.6%	104.2 – 111.5%
Expected dividends	0%	0%
Risk-free interest rate	1.8 – 3.2%	2.8 – 3.4%

Compensation Expense

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock options to employees and nonemployees to purchase common stock as follows:

	2010	2009	2008
	(in thousands, except share and per share amounts)
Number of options granted to nonemployees	37,500	155,711	—
Number of options granted to employees	1,612,695	1,307,910	38,090
Weighted-average grant date fair value per share of options granted to employees	$2.15	$1.70	$42.60
Total fair value of options granted to employees which vested	$749	$898	$201

The following table summarizes the stock-based compensation expense from stock option and restricted stock unit grants to employees and nonemployees:

	2010	2009	2008
	(in thousands)
Employee grants	$1,630	$1,142	$284
Nonemployee grants	121	268	52

Total compensation expense	$1,751	$1,410	$336

As of December 31, 2010, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units granted to employees of $3.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

Stock Option Modifications

In December 2009, the Company modified the vesting schedule of 731,944 options originally granted in November 2009 to approximately 100 employees. The modification did not change the number of options granted, and it did not have a significant impact on the compensation expense recognized in the statement of operations for the year ended December 31, 2009.

In January 2010, the Company modified stock options to purchase 85,477 shares of the Company’s common stock held by 106 employees and consultants. The modification did not change any of the other terms or conditions of the options, and it did not have a significant impact on the compensation expense recognized in the statement of operations for the year ended December 31, 2010.

Employee Stock Purchase Plan

The 2010 ESPP became effective on November 16, 2010 and has a reserve of 750,000 shares of common stock for issuance thereunder. On the first day of each year, beginning in 2011 and ending in 2020, the 2010 ESPP reserve will be increased by the lesser of (i) 2,800,000 shares, (ii) 2% of the shares of common stock outstanding on the last day of the preceding year or (iii) such other number as is determined by the Board. Notwithstanding the foregoing, the reserve may not exceed 28,750,000 shares. Subject to certain limitations, the Company’s employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2010 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period. The first offering period under the 2010 ESPP will start May 15, 2011. As of December 31, 2010, 750,000 shares of common stock are available for issuance under the 2010 ESPP.

12. Related Party Transactions

On March 28, 2006, the Company entered into an intellectual property license agreement (the “Agreement”) with Callida Genomics Inc. (“Callida”), a company owned by the Company’s Chief Scientific Officer, for use of certain patents, patent applications, know-how and other intellectual property relating to the Company’s core technology. As consideration for the rights and licenses granted in this agreement, the Company issued 13,333 shares of common stock to Callida on March 28, 2006, which was recorded at its fair market value as research and development expense. The Company agreed to pay Callida a cash payment of $250,000 on a yearly basis until the earlier of: (i) six years from the date of the agreement of March 28, 2006, (ii) a sale, or other similar liquidity event, of Callida, for consideration equal to, or exceeding, $2.0 million, (iii) the registration, listing and trading of the Company’s securities on an established stock exchange or national market system or (iv) the fair market value of the common shares issued to Callida becoming equal to, or exceeding, $2.0 million. The agreement also required the Company to pay Callida a cash payment of $1.0 million, which was paid in November 2008 and was recorded as a research and development expense. Additionally, the Company reimbursed Callida $50,000 for the cost of patent prosecution incurred through the date of the agreement.

The intellectual property license agreement with Callida includes several termination provisions, including: any time after 15 months from the contract date until the expiration of the contract term the Company may terminate the agreement for any reason, or no reason, by giving Callida written notice of termination. Upon termination of this Agreement, the Company’s obligation to make any further payments, including those referred to in the paragraph above, and the Company’s right to use any items covered in the license agreement, are both cancelled.

During the years ended December 31, 2010, 2009 and 2008, the aggregate expenses under the license agreement were $250,000, $250,000 and $1.3 million, respectively.

On February 21, 2007, the Company entered into promissory notes with entities affiliated with OVP Partners and Enterprise Partners (existing investors). The borrowing was for an aggregate principal amount of up to $2,000,000, plus simple interest on the outstanding principal amount, at the annual rate of 6%. The Company drew down on the notes for a total of $1,000,000 during the year ended December 31, 2007. The outstanding balance plus interest on the balance was converted into Series B convertible preferred stock during 2007. In connection with the notes, the Company issued warrants to purchase shares of the Company’s Series B convertible preferred stock as discussed in Note 8.

In November 2007, the Company entered into a consulting agreement with Snezana Drmanac, the wife of Dr. Drmanac, the Company’s Chief Scientific Officer and one of its founders. Mrs. Drmanac provides research and development services related to the Company’s sequencing technology as an independent contractor. Mrs. Drmanac is compensated at a rate of $150 per hour for her services. In 2010, 2009 and 2008, Mrs. Drmanac was a paid a total of approximately $151,000, $150,000 and $177,000, respectively, for her services pursuant to the consulting agreement. The consulting agreement is for a term of five years and can be terminated by either party with ten days written notice.

On February 13, 2009, the Company entered into promissory notes with various holders of the Company’s preferred stock. The borrowings were for an aggregate principal amount of up to $14.7 million, plus simple interest on the outstanding principal amount, at the annual rate of 8%. The Company drew down on the notes for the full principal amount during 2009. The outstanding balance plus interest on the balance was converted into Series D convertible preferred stock during 2009. In connection with the notes, the Company issued warrants to purchase shares of the Company’s Series D convertible preferred stock as discussed in Note 8.

13. Income Taxes

The Company has not recorded any income tax expense for the years ended December 31, 2010, 2009 and 2008 due to its history of operating losses. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2010	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$43,164	$23,797	$13,370
Research and development credits	2,912	2,406	1,484
Capitalized start-up costs	3,467	4,119	4,071
Accruals and reserves	2,546	2,347	221
Fixed assets and depreciation	251	261	143

Deferred tax assets	52,340	32,930	19,289
Valuation allowance	(52,340)	(32,930)	(19,289)

Net deferred tax assets	$—	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of these assets. The valuation allowance increased $19.4 million, $13.6 million and $12.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $108.5 million and $107.7 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal net operating loss carryforward begins expiring in 2026, if not utilized, and the state net operating loss carryforward begins expiring in 2016, if not utilized. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises.

As of December 31, 2010, the Company had research and development credit carryforwards of approximately $2.4 million and $2.7 million available to reduce taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2026, and the state credit carryforwards do not expire. Because of net operating loss and credit carryforwards, all of the Company’s tax years, dating to inception in 2005 remain open to federal tax examinations. Most state jurisdictions have four open tax years at any point in time.

Utilization of net operating loss and tax credit carryforwards is subject to ownership change rules as provided under the Internal Revenue Code and similar state provisions. The Company has performed an analysis to determine whether an ownership change has occurred from inception to December 31, 2010. The analysis has determined that two ownership changes have occurred during that period. Due to the ownership changes, the utilization of these net operating losses and research credits are subject to annual limitation. However, the Company believes that as of December 31, 2010, no net operating losses or research and development credits will expire before utilization due to these ownership changes. In the event the Company has a subsequent change in ownership, net operating loss and research and development credit carryovers could be further limited and may expire unutilized.

Effective January 1, 2007, the Company adopted the provisions of the FASB’s guidance on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax position that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability if the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The cumulative effect of this adoption is recorded as an adjustment to the opening balance of its retained deficit on the adoption date.

As a result of the implementation of these provisions, the Company recognized a $40,000 increase in its unrecognized tax benefits. There was no increase in the January 1, 2007 balance of retained deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of January 1, 2007 and as of December 31, 2010, the Company had no accrued interest or penalties related to the tax contingencies. Since the unrecognized tax benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2010 will significantly increase or decrease within the next 12 months.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in thousands)
January 1, 2007	$40
Increases in balances related to tax positions taken during the current period	164

December 31, 2007	204
Increases in balances related to tax positions taken during the current period	395

December 31, 2008	599
Increases in balances related to tax positions taken during the current period	370

December 31, 2009	969
Increases in balances related to tax positions taken during the current period	300

December 31, 2010	$1,269

14. Quarterly Financial Information (unaudited)

(In thousands, except share and per share amounts)	First	Second	Third	Fourth
2010
Revenue	$336	$1,089	$4,161	$3,803
Net loss	(14,336)	(12,631)	(20,456)	(10,264)
Net loss attributed to common shareholders	(14,336)	(12,631)	(20,861)	(10,264)
Basic and diluted net loss per share attributed to common shareholders	(51.15)	(13.92)	(21.87)	(0.69)
Shares used to compute basic and diluted net loss per share attributed to common shareholders	280,283	907,075	954,022	14,820,222

2009
Revenue	$—	$—	$—	$623
Net loss	(9,498)	(6,825)	(9,248)	(10,378)
Net loss attributed to common shareholders	(9,498)	(6,825)	(9,248)	(10,378)
Basic and diluted net loss per share attributed to common shareholders	(105.92)	(72.78)	(98.10)	(110.08)
Shares used to compute basic and diluted net loss per share attributed to common shareholders	89,673	93,770	94,268	94,278

15. Subsequent Events

Increase in shares reserved for issuance under the 2010 Plan and 2010 ESPP

The number of shares reserved for issuance under the 2010 Plan and 2010 ESPP increased by 1,036,905 shares and 518,452 shares, respectively, effective January 1, 2011. The Company anticipates filing a registration statement on Form S-8 to cover the 2010 Plan and 2010 ESPP share reserve increases. See Note 11 for more information regarding the provisions of the 2010 Plan and 2010 ESPP.

Oxford Finance Corporation Loan and Security Agreement

On March 25, 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (the “Oxford Loan Agreement”) for $20.0 million. A portion of the borrowings under the Oxford Loan Agreement were used to repay the outstanding balance of $7.4 million on the Company’s then existing term loan agreement with Comerica. The remainder of the term loan is being used to fund the Company’s working capital requirements. The Company will make monthly payments of interest only on the outstanding balance for the first 12 months of the loan and make 30 equal monthly payments of principal and interest thereafter. Interest accrues on the term loan at a fixed rate of 9.80%.

In connection with the Oxford Loan Agreement, the Company issued to Oxford warrants to purchase 160,128 shares of its common stock at an exercise price of $7.495 per share. The warrants issued to Oxford expire on the 7th anniversary of the issuance date.

Borrowings under the Oxford Loan Agreement are collateralized by a senior priority on all of the Company’s assets, excluding the Company’s intellectual property and those assets securing borrowings under the Atel Loan Agreement (as defined in Note 6). In addition, the Company has agreed not to pledge its intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, the Company and Atel amended the Atel Loan Agreement for certain technical and administrative amendments.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company maintain liability and other insurance and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of the Company repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) the Company defaults in the payment of any amount payable under the agreement when due, or (5) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, requiring the Company to immediately pay to Lender an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

On March 25, 2011, we entered into a loan and security agreement (the “Oxford Loan and Security Agreement”) with Oxford Finance Corporation (“Oxford”). The Oxford Loan Agreement provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), we are required to make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on our existing term loan agreement with Comerica. Following repayment of the outstanding indebtedness, the Comerica Loan Agreement was terminated. The remainder of the term loan will be used to fund our working capital requirements.

The term loan is secured by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel Loan Agreement. In addition, we have agreed not to pledge our intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, we issued to Oxford warrants to purchase an aggregate of 160,128 shares of our common stock (the “Warrant Shares”) at an exercise price of $7.495 per share. The warrants expire on the 7th anniversary of the issuance date. We also agreed to provide Oxford certain registration rights covering the Warrant Shares. The warrants issued to Oxford were issued in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, requiring us to immediately pay to Lender an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts.

We paid to Oxford an aggregate of approximately $100,000 in fees and expenses in connection with the Oxford Loan Agreement. In connection with the entry into the Oxford Loan Agreement, we and Atel amended the Atel Loan Agreement for certain technical and administrative amendments.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Information about the Board of Directors and its Committees,” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Requirements” which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC, and “Item 1. Business — Additional Information” in this Annual Report.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information — Related Person Transactions” and “Information about the Board of Directors and its Committees” which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in “Other Information — Complete Genomics’ Independent Registered Accounting Firm” which will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All schedules are omitted because they are not required information or the required information is in the financial statements or notes thereto.

(3) Exhibits

See exhibit list.

EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Series A preferred stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Series B preferred stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.				X

4.8	Form of warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.				X

10.1	Fourth Amended and Restated Investor Rights Agreement, dated August 6, 2010, between Complete Genomics, Inc. and certain of its stockholders.	S-1/A	09/10/2010	10.1

10.2+	Form of Indemnity Agreement for directors and officers.	S-1/A	10/04/2010	10.2

10.3a†	Intellectual Property License Agreement by and between Callida Genomics, Inc. and Complete Genomics, Inc. effective as of March 28, 2006.	S-1	07/30/2010	10.3a

10.3b	Amendment to the Intellectual Property License Agreement, effective as of December 17, 2008, by and between Callida Genomics, Inc. and Complete Genomics, Inc.	S-1	07/30/2010	10.3b

10.4a	Loan and Security Agreement, dated July 30, 2008, by and among Silicon Valley Bank, Oxford Finance Corporation, Leader Lending LLC—Series A, Leader Lending LLC—Series B and Complete Genomics, Inc.	S-1	07/30/2010	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.4b	Loan and Security Agreement, dated December 17, 2010, by and between Comerica Bank and Complete Genomics, Inc.				X

10.4c	Loan and Security Agreement, dated December 17, 2010, by and between Atel Ventures, Inc. and Complete Genomics, Inc.				X

10.4d	First Amendment to the Loan and Security Agreement dated December 17, 2010 by and between Atel Ventures, Inc. and Complete Genomics, Inc. dated March 25, 2011.				X

10.4e	Loan and Security Agreement, dated March 25, 2011, by and between Oxford Finance Corporation and Complete Genomics, Inc.				X

10.5	Lease Agreement by and between Britania Hacienda VIII, LLC and Complete Genomics, Inc., dated October 31, 2008.	S-1	07/30/2010	10.5

10.6a+	Complete Genomics, Inc. 2006 Equity Incentive Plan, as amended.	S-1	07/30/2010	10.6a

10.6b+	Complete Genomics, Inc. 2006 Equity Incentive Plan, as amended.	S-1	07/30/2010	10.6b

10.7a+	Complete Genomics, Inc. 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7a

10.7b+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7b

10.8+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Bruce Martin, dated March 26, 2010.	S-1	07/30/2010	10.8

10.9+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Mark J. Sutherland, dated March 11, 2010.	S-1	07/30/2010	10.9

10.10+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Ajay Bansal, dated May 7, 2010.	S-1	07/30/2010	10.10

10.11a+	Severance Agreement, by and between Complete Genomics, Inc. and Clifford A. Reid, Ph.D., dated March 28, 2006.	S-1	07/30/2010	10.11a

10.11b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Clifford A. Reid, Ph.D., dated December 31, 2008.	S-1	07/30/2010	10.11b

10.12a+	Severance Agreement, by and between Complete Genomics, Inc. and Robert J. Curson, dated March 28, 2006.	S-1	07/30/2010	10.12a

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.12b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Robert J. Curson, dated December 31, 2008.	S-1	07/30/2010	10.12b

10.13a+	Severance Agreement, by and between Complete Genomics, Inc. and Radoje Drmanac, Ph.D., dated March 28, 2006.	S-1	07/30/2010	10.13z

10.13b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Radoje Drmanac, Ph.D., dated December 31, 2008.	S-1	07/30/2010	10.13b

10.14+	Complete Genomics, Inc. Non-Employee Director Compensation Policy.	S-1/A	10/04/2010	10.14

10.15+	Complete Genomics, Inc. Employee Stock Purchase Plan.	S-1/A	10/20/2010	10.15

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

March 30, 2011	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clifford A. Reid, Ph.D and Ajay Bansal, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLIFFORD A. REID Clifford A. Reid, Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/S/ AJAY BANSAL Ajay Bansal	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011

/S/ ALEXANDER E. BARKAS Alexander E. Barkas, Ph.D.	Director	March 30, 2011

/S/ C. THOMAS CASKEY C. Thomas Caskey, M.D.	Director	March 30, 2011

/S/ CARL L. GORDON Carl L. Gordon, Ph.D., CFA	Director	March 30, 2011

/S/ ANDREW E. SENYEI Andrew E. Senyei, M.D.	Director	March 30, 2011

/S/ LEWIS J. SHUSTER Lewis J. Shuster	Director	March 30, 2011

/S/ CHARLES P. WAITE, JR. Charles P. Waite, Jr.	Director	March 30, 2011

/S/ ROBERT T. WALL Robert T. Wall	Director	March 30, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Series A preferred stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Series B preferred stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.				X

4.8	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.				X

10.1	Fourth Amended and Restated Investor Rights Agreement, dated August 6, 2010, between Complete Genomics, Inc. and certain of its stockholders.	S-1/A	09/10/2010	10.1

10.2+	Form of Indemnity Agreement for directors and officers.	S-1/A	10/04/2010	10.2

10.3a†	Intellectual Property License Agreement by and between Callida Genomics, Inc. and Complete Genomics, Inc. effective as of March 28, 2006.	S-1	07/30/2010	10.3a

10.3b	Amendment to the Intellectual Property License Agreement, effective as of December 17, 2008, by and between Callida Genomics, Inc. and Complete Genomics, Inc.	S-1	07/30/2010	10.3b

10.4a	Loan and Security Agreement, dated July 30, 2008, by and among Silicon Valley Bank, Oxford Finance Corporation, Leader Lending LLC—Series A, Leader Lending LLC—Series B and Complete Genomics, Inc.	S-1	07/30/2010	10.4

10.4b	Loan and Security Agreement, dated December 17, 2010, by and between Comerica Bank and Complete Genomics, Inc.				X

10.4c	Loan and Security Agreement, dated December 17, 2010, by and between Atel Ventures, Inc. and Complete Genomics, Inc.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.4d	First Amendment to the Loan and Security Agreement dated December 17, 2010, by and between Atel Ventures, Inc. and Complete Genomics, Inc. dated March 25, 2011.				X

10.4e	Loan and Security Agreement, dated March 25, 2011, by and between Oxford Finance Corporation and Complete Genomics, Inc.				X

10.5	Lease Agreement by and between Britania Hacienda VIII, LLC and Complete Genomics, Inc., dated October 31, 2008.	S-1	07/30/2010	10.5

10.6a+	Complete Genomics, Inc. 2006 Equity Incentive Plan, as amended.	S-1	07/30/2010	10.6a

10.6b+	Complete Genomics, Inc. 2006 Equity Incentive Plan, as amended.	S-1	07/30/2010	10.6b

10.7a+	Complete Genomics, Inc. 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7a

10.7b+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan.	S-1/A	10/20/2010	10.7b

10.8+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Bruce Martin, dated March 26, 2010.	S-1	07/30/2010	10.8

10.9+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Mark J. Sutherland, dated March 11, 2010.	S-1	07/30/2010	10.9

10.10+	Offer letter employment agreement, by and between Complete Genomics, Inc. and Ajay Bansal, dated May 7, 2010.	S-1	07/30/2010	10.10

10.11+	Severance Agreement, by and between Complete Genomics, Inc. and Clifford A. Reid, Ph.D., dated March 28, 2006.	S-1	07/30/2010	10.11a

10.11b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Clifford A. Reid, Ph.D., dated December 31, 2008.	S-1	07/30/2010	10.11b

10.12a+	Severance Agreement, by and between Complete Genomics, Inc. and Robert J. Curson, dated March 28, 2006.	S-1	07/30/2010	10.12a

10.12b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Robert J. Curson, dated December 31, 2008.	S-1	07/30/2010	10.12b

10.13a+	Severance Agreement, by and between Complete Genomics, Inc. and Radoje Drmanac, Ph.D., dated March 28, 2006.	S-1	07/30/2010	10.13a

10.13b+	Amendment to Severance Agreement, by and between Complete Genomics, Inc. and Radoje Drmanac, Ph.D., dated December 31, 2008.	S-1	07/30/2010	10.13b

10.14	Complete Genomics, Inc. Non-Employee Director Compensation Policy.	S-1/A	10/04/2010	10.14

10.15	Complete Genomics, Inc. Employee Stock Purchase Plan.	S-1/A	10/20/2010	10.15

23.1	Consent of Independent Registered Public Accounting Firm.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the SEC.