Form 10-Q
period 2011-03-31
COMPLETE GENOMICS INC
filed 2011-05-10
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,011,321.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands, except par value and share data)
Assets
Current assets
Cash and cash equivalents	$68,791	$68,918
Accounts receivable	7,385	4,943
Inventory	3,176	3,980
Prepaid expenses	770	1,101
Other current assets	54	78

Total current assets	80,176	79,020
Property and equipment, net	24,256	23,843
Other assets	657	297

Total assets	$105,089	$103,160

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$3,256	$3,066
Accrued liabilities	3,788	3,102
Notes payable, current	1,412	5,780
Deferred revenue	7,021	5,739

Total current liabilities	15,477	17,687
Notes payable, net of current	22,724	7,521
Deferred rent, net of current	4,132	4,316

Total liabilities	42,333	29,524

Commitments and contingencies (Note 6)
Preferred stock, par value $0.001 – 5,000,000 shares authorized and no shares outstanding at March 31, 2011 and December 31, 2010	—	—

Stockholders’ equity
Common stock, $0.001 par value—300,000,000 shares authorized and 25,988,934 shares issued and outstanding at March 31, 2011; 300,000,000 shares authorized and 25,922,627 shares issued and outstanding at December 31, 2010	26	26
Additional paid-in capital	214,039	212,458
Accumulated deficit	(151,309)	(138,848)

Total stockholders’ equity	62,756	73,636

Total liabilities, convertible preferred stock and stockholders’ equity	$105,089	$103,160

See accompanying notes to condensed financial statements.

COMPLETE GENOMICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Revenue	$6,833	$336

Costs and expenses:
Cost of revenues	6,582	—
Start-up production costs	—	4,077
Research and development	6,808	6,169
General and administrative	2,780	3,099
Sales and marketing	2,700	1,226

Total costs and expenses	18,870	14,571

Loss from operations	(12,037)	(14,235)

Interest expense	(340)	(311)
Interest and other income (expense), net	(84)	210

Net loss	$(12,461)	$(14,336)

Net loss per share attributed to common stockholders—basic and diluted	$(0.48)	$(51.15)

Weighted-average shares of common stock outstanding used in computing net loss per share attributed to common stockholders—basic and diluted	25,959,929	280,283

See accompanying notes to condensed financial statements.

COMPLETE GENOMICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(12,461)	$(14,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,544	1,309
Amortization of debt issuance costs	—	65
Issuance of common stock to founders	—	1,840
Increase in inventory reserves	32	—
Change in fair value of warrant liability	96	(209)
Stock-based compensation	494	540
Noncash interest expense related to notes payable	27	43
Loss on the disposal of property and equipment	7	33
Changes in assets and liabilities
Accounts receivable	(2,442)	(72)
Inventory	772	(364)
Prepaid expenses	331	4,616
Other current assets	24	63
Other assets	(110)	28
Accounts payable	96	401
Accrued liabilities	590	500
Deferred revenue	1,282	1,484
Deferred rent	(184)	(166)

Net cash used in operating activities	(8,902)	(4,225)

Cash flows from investing activities
Purchase of property and equipment	(2,870)	(10,172)
Purchase of patent	(250)	—

Net cash used in investing activities	(3,120)	(10,172)

Cash flows from financing activities
Proceeds from notes payable	20,000	—
Repayment of notes payable	(8,205)	(1,065)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	10,060
Exercise of stock options	100	8

Net cash provided by financing activities	11,895	9,003

Net decrease in cash and cash equivalents	(127)	(5,394)
Cash and cash equivalents at beginning of period	68,918	7,765

Cash and cash equivalents at end of period	$68,791	$2,371

Supplemental disclosure of cash flow information

Cash paid for interest	$315	$199

Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for common stock in connection with term debt	$987	$—
Acquisition of property and equipment under accounts payable	$94	$1,440

See accompanying notes to condensed financial statements.

Complete Genomics, Inc.

Notes to Financial Statements (unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Complete Genomics, Inc. (the “Company”) is a human genome sequencing company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis. The Company’s Complete Genomics Analysis Platform (“CGA Platform”) combines its proprietary human sequencing technology with its advanced informatics and data management software and its end-to-end outsourced service model to provide customers with data that is immediately ready to be used for genome-based research. The Company’s solution provides academic and biopharmaceutical researchers with complete human genomic data and analysis without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. The Company was incorporated in Delaware on June 14, 2005 and began operations in March 2006. Since inception, the Company has been engaged in developing its complete human genome sequencing technology, raising capital and recruiting personnel. In May 2010, the Company commenced full commercial operations.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At March 31, 2011, the Company had an accumulated deficit of $151.3 million. Operating losses and negative cash flows may continue for the foreseeable future so failure to generate sufficient revenues, raise additional funds through public or private financings, or other arrangements, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. There can be no assurance that such additional financings, if needed, will be available on terms attractive to the Company, if at all. The Company’s failure to raise capital when needed could have a material adverse effect on its business, financial condition and operating results. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current, stockholders would be reduced. Furthermore, such equity securities may have rights, preferences or privileges senior to those of the Company’s currently outstanding common stock.

Basis of Presentation

The interim condensed financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission, without audit, and reflect all adjustments necessary to present fairly the Company’s interim financial information. The accounting principles and methods of computation adopted in these financial statements are the same as those of the audited financial statements for the year ended December 31, 2010.

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates include assumptions made in the liability for warrants to purchase common stock and stock-based compensation. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The financial results for any interim period are not necessarily indicative of financial results for the full year or any other interim period.

The Company operates in one segment, providing complete human genome sequencing and analysis.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. CONCENTRATION OF CREDIT RISKS AND OTHER RISKS AND UNCERTAINTIES

The Company is subject to all of the risks inherent in an early-stage company developing a new approach to DNA sequencing. These risks include, but are not limited to, significant capital requirements, limited management resources, intense competition, dependence upon customer acceptance of the products in development and the changing nature of the DNA sequencing industry. The Company’s operating results may be materially affected by the foregoing factors.

The Company depends on a limited number of suppliers, including single-source suppliers, of various critical components in the sequencing process. The loss of these suppliers, or their failure to supply the Company with the necessary components on a timely basis, could cause delays in the sequencing process and adversely affect the Company.

The Company derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of March 31, 2011 and December 31, 2010, the Company has not recorded any allowance for doubtful accounts.

The Company allocates its revenues to individual countries based on the primary locations of its customers.

As of March 31, 2011 and December 31, 2010, customers representing greater than 10% of accounts receivable were as follows:

Customer	March 31, 2011	December 31, 2010
Customer F	25%	27%
Customer G	*	16%
Customer D	17%	*
Customer E	18%	*

*	Less than 10%

For the three months ended March 31, 2011 and 2010, customers representing greater than 10% of revenue were as follows:

Customer	Three months ended March 31, 2011	Three months ended March 31, 2010
Customer A	*	30%
Customer B	*	30%
Customer C	*	30%
Customer D	34%	*
Customer E	18%	*

*	Less than 10%

For the three months ended March 31, 2011 and 2010, countries representing greater than 10% of revenue were as follows:

Country	Three months ended March 31, 2011	Three months ended March 31, 2010
United States	70%	70%
Canada	*	30%
The Netherlands	24%	*
Other	*	*

*	Less than 10%

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potential dilutive shares, which include outstanding common stock options and restricted stock units, convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2011	2010
Options to purchase common stock	2,875,125	2,430,287
Restricted stock units for common stock	27,500	—
Warrants to purchase convertible preferred stock	—	384,153
Warrants to purchase common stock	2,165,323	1,630,629
Convertible preferred stock (on an as-if converted basis)	—	10,533,490

Total	5,067,948	14,978,559

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of March 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in Cash and cash equivalents)	$40,634	$—	$—	$40,634

Liabilities
Warrants to purchase common stock (included in accrued liabilities)	$—	$—	$378	$378

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in cash and cash equivalents)	$50,623	$—	$—	$50,623

Liabilities
Warrants to purchase common stock (included in accrued liabilities)	$—	$—	$282	$282

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

The change in the fair value of the common stock warrant liability is summarized below:

(in thousands)
Fair value at December 31, 2010	$282
Increase in the fair value recorded in interest and other income (expense), net	96

Fair value at March 31, 2011	$378

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$944	$1,426
Work-in-progress	1,559	1,917
Finished goods	673	637

	$3,176	$3,980

Property and Equipment, Net

Property and equipment, net, consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Computer equipment	$7,688	$7,519
Computer software	1,863	1,857
Furniture and fixtures	354	354
Machinery and equipment	20,402	19,362
Leasehold improvements	7,301	7,024
Equipment under construction	1,502	37

	39,110	36,153
Less: Accumulated depreciation and amortization	(14,854)	(12,310)

	$24,256	$23,843

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $2.5 million and $1.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Accrued compensation and benefits	$2,164	$1,934
Warrants to purchase common stock	378	282
Deferred rent, current	719	702
Other	527	184

	$3,788	$3,102

Intangible Assets, Net

In March 2006, the Company entered into an intellectual property agreement with Callida Genomics, Inc. for licenses related to the Company’s core technology. Under the agreement, the Company has made annual payments of $250,000 for a duration of six years beginning in March 2006. Prior to March 2011, the payments are recorded in research and development expense. In 2011, the Company exited the development stage. Accordingly, the $250,000 licensing payment made in March 2011 is recorded as intangible assets in Other Assets. The intangible assets have an estimated useful life of five years and as of March 31, 2011, there was no accumulated amortization recorded.

6. COMMITMENTS AND CONTINGENCIES

Oxford Loan Agreement

On March 25, 2011, the Company entered into a loan and security agreement (the “Oxford Loan and Security Agreement”) with Oxford Finance Corporation (“Oxford”). The Oxford Loan Agreement provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), the Company is required to make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on the Company’s existing loan agreement with Comerica. Following repayment of the outstanding indebtedness, the Loan and Security Agreement with Comerica was terminated. The remainder of the term loan will be used to fund the Company’s working capital requirements.

The term loan is secured by a senior priority on all of the Company’s assets, excluding the Company’s intellectual property and those assets securing borrowings under the Loan and Security Agreement with Atel (the “ Atel Loan Agreement”). In addition, the Company has agreed not to pledge its intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, the Company issued to Oxford warrants to purchase an aggregate of 160,128 shares of common stock at an exercise price of $7.495 per share (Note 7). The warrants expire on the seventh anniversary of the issuance date. The Company also agreed to provide Oxford certain registration rights covering the warrants.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of the Company repaying any portion of its obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure the Company’s obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) the Company defaults in the payment of any amount payable under the agreement when due, or (5) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, requiring the Company to immediately pay to Oxford an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2011, the Company was in compliance with all the covenants.

The Company paid to Oxford an aggregate of approximately $100,000 in commitment fees in connection with the Oxford Loan Agreement. In connection with the entry into the Oxford Loan Agreement, the Company and Atel amended the Atel Loan Agreement for certain technical and administrative amendments.

Atel Loan Agreement

The Atel Loan Agreement consists of a $6.0 million term loan for equipment purchases. Under the terms of the Atel Loan Agreement, the term loan balance is being repaid in 36 equal monthly payments of principal and interest. Interest accrues on the term loan at a rate of 11.26% per annum. The outstanding borrowings under the term loan are collateralized by a senior priority interest in certain of the Company’s current property and equipment, and all property and equipment that is purchased during the term of the Atel Loan Agreement.

In connection with the Atel Loan Agreement, the Company issued to Atel a warrant to purchase 49,834 shares of the Company’s common stock at an exercise price of $7.224 per share, as discussed in Note 7.

The Atel Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company maintain liability and other insurance and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Atel. As of March 31, 2011, the Company was in compliance with all the covenants.

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company in the U.S District Court in Delaware. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 10-649. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If the Company is found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, the Company may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 11-CV703 (S.D. Cal.). The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intend to vigorously defend its position. However, a negative outcome in this matter could have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

From time to time, the Company may become involved in other legal proceedings and claims arising in the ordinary course of its business. Other than as described above, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows.

7. WARRANTS FOR COMMON STOCK

In March 2011, the Company issued a warrant to purchase 160,128 shares of common stock at an exercise price of $7.495 per share in connection with the Oxford Loan Agreement. The warrant expires on the seventh anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year contractual term; 75.01% volatility; 0% dividend rate; and a risk-free interest rate of 2.87%. The fair value of the warrant was determined to be $987,000 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan.

The discount is being amortized to interest expense using the effective interest rate method over the 42-month term of the loan.

In December 2010, the Company issued a warrant to purchase 49,834 shares of common stock at an exercise price of $7.224 per share in connection with the Atel Loan Agreement. The warrant expires on the tenth anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 10 year contractual term; 76.2% volatility; 0% dividend rate; and a risk-free interest rate of 3.33%. The fair value of the warrant was determined to be $282,000 and was recorded as liability and a discount to the carrying value of the loan. The fair value of the warrant was recorded as a liability due to certain mandatory redemption features at the option of the holder. The discount is being amortized to interest expense using the effective interest rate method over the three-year term of the loan. These warrants will be marked to market each reporting period and the fair value will be impacted in part by the change in the Company’s stock price, among other factors.

8. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The number of shares reserved for issuance under the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) increased by 1,036,905 shares and 518,452 shares, respectively, effective January 1, 2011. As of March 31, 2011, there were 3,938,944 and 1,268,452 shares available to be granted under the 2010 Plan and the ESPP, respectively.

Compensation Expense

During the three months ended March 31, 2011 and 2010, the Company granted stock options to employees to purchase common stock as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share amounts)
Number of options granted to employees	103,700	915,189
Weighted-average grant date fair value per share of options granted to employees	$4.99	$1.70
Total fair value of options granted to employees which vested	$309	$177

During the three months ended March 31, 2011 and 2010, the Company did not grant any options to nonemployees nor did it grant any restricted stock units.

The following table summarizes the stock-based compensation expense from stock option and restricted stock unit awards to employees and nonemployees:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Employee awards	$473	$476
Nonemployee awards	21	64

Total compensation expense	$494	$540

As of March 31, 2011, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units granted to employees of $3.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

9. SUBSEQUENT EVENTS

On May 5, 2011, the Company’s Board of Directors approved the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission.

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

Overview

We are a life sciences company that has developed and commercialized a DNA sequencing platform for complete human genome sequencing and analysis, and our goal is to become the preferred solution for complete human genome sequencing and analysis. Our Complete Genomics Analysis Platform, or CGA Platform, combines our proprietary human genome sequencing technology with our advanced informatics and data management software and our innovative, end-to-end, outsourced service model to provide our customers with data that is immediately ready to be used for genome-based research. We believe that our solution provides academic and biopharmaceutical researchers with complete human genomic data and analysis at an unprecedented combination of quality, cost and scale without requiring them to invest in in-house sequencing instruments, high-performance computing resources and specialized personnel. By removing these constraints and broadly enabling researchers to conduct large-scale complete human genome studies, we believe that our solution has the potential to significantly advance medical research and expand understanding of the basis, treatment and prevention of complex diseases.

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

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders that we believe are firm and for which no revenue has yet been recorded. As of March 31, 2011, we had a backlog of orders for sequencing over 2,000 genomes which we believe could result in approximately $15.0 million in revenue over the next 12 months. The speed with which we can convert orders into revenue depends principally on:

•	the speed with which our customers provide us with qualified samples after submitting an order;

•	the rate at which our system can sequence a genome; and

•	the rate at which all significant contractual obligations are fulfilled.

The presence or absence in a specific quarter of one or more new large orders for hundreds of genomes combined with our uncertain sales cycle and changes in the variables that influence conversion of orders to revenue will cause our results of operations and our backlog to fluctuate on a quarterly basis, perhaps significantly from one quarter to the next. In addition, we have only recently engaged in commercial-scale manufacturing, so we have a very limited history on which we can rely in making predictions regarding operating variables such as equipment failure, throughput yield, customer delivery of qualified genomic samples and other factors that could affect our ability to sequence genomes and recognize revenue.

We have not been profitable in any quarterly period since we were formed. We incurred net losses attributable to stockholders of $12.5 million and $14.3 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, we recognized revenue of $6.8 million and $0.3 million, respectively. As of March 31, 2011, we had an accumulated deficit of $151.3 million.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. A limited number of customers accounted for all of the revenue we recognized for the three months ended March 31, 2011, with Pfizer and the University of Amsterdam accounting for approximately 34% and 18%, respectively, of this revenue. If demand for our services expands as expected, we do not anticipate that the loss of any of the customers named above would have a material adverse effect on our future results of operations.

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

There have been no significant changes in critical accounting policies during the three months ended March 31, 2011, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

During the three months ended March 31, 2010 we had not yet achieved full commercial production. Revenue during this period was derived from genomic samples that were sequenced on our prototype production instruments. In addition, a substantial number of our research and development employees operated in production capacities while we continued to develop and refine our commercial genome sequencing process and validate our prototype instruments in anticipation of full commercial production. As a result, the costs that we incurred related to the sequencing of genomic samples during this period have been included in start-up production costs in the statement of operations.

By 2011 we achieved full commercial production as the development of the commercial genome sequencing process was completed and employees were dedicated to the production process. Therefore, the costs we incurred sequencing genomic samples during the three months ended March 31, 2011 are included in cost of revenue in the statement of operations.

Start-up production costs and cost of revenue include the costs related to acceptance testing of customer genomic samples, sample preparation and sequencing, the processing of data generated by our sequencing instruments and delivery of data to our customers.

Comparison of Three Months Ended March 31, 2011 and 2010

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Three months ended March 31,		First Quarter 2011 vs. First Quarter 2010
	2011	2010	$ Change	% Change
			(unaudited)
Revenue	$6,833	$336	$6,497	1,934%
Costs and expenses:
Costs of revenue	6,582	—	(6,582)	*
Start-up production costs	—	4,077	4,077	*
Research and development	6,808	6,169	(639)	(10)%
General and administrative	2,780	3,099	319	10%
Sales and marketing	2,700	1,226	(1,474)	(120)%

Total costs and expenses	18,870	14,571	(4,299)	(30)%

Loss from operations	(12,037)	(14,235)	2,198	15%

Interest expense	(340)	(311)	(29)	(9)%
Interest and other income (expense), net	(84)	210	(294)	(140)%

Net loss	$(12,461)	$(14,336)	$1,875	13%

*	result is not meaningful

Revenue

During the three months ended March 31, 2011, we recognized $6.8 million of revenue, compared to $0.3 million during the same period in 2010. In the three months ended March 31, 2010, we generated limited revenue from small-scale pilot projects. The significant revenue increase in the three months ended March 31, 2011 as compared to the corresponding period in 2010 reflects an increase in sequencing orders resulting from our expanded marketing and sales activities, which have expanded our customer base over the last nine months.

The per-genome price of our sequencing service is based principally on the number of genomes to be sequenced in the arrangement, with price per genome decreasing as order size increases. We anticipate periodically reducing the price per genome for our service as the costs of sequencing decreases and competitive conditions change. Average price per genome decreased from the fourth quarter of 2010 to the first quarter of 2011. Current pricing of genome services starts at $9,500 per genome for small order sizes and ranges to between $5,000 to $7,500 per genome for orders in the hundreds of genomes.

Costs of Revenue

During the three months ended March 31, 2011, we incurred $6.6 million of costs to provide our genome sequencing service. The $6.6 million of cost of revenue primarily consisted of $2.0 million in salaries and benefits expense, $1.7 million in depreciation expense and $0.8 million in materials.

We anticipate that these costs as a percentage of revenue will fluctuate as we increase sequencing capacity and our capacity utilization changes, as the sequencing price we charge to our customers changes and as we continue to improve and automate our human genome sequencing processes. However, we anticipate that our total cost of revenue will increase in absolute dollars as we sequence additional genomes and our revenue grows.

Start-up Production Costs

During the three months ended March 31, 2010, we incurred $4.1 million of start-up production costs to support the development of our genome sequencing service. The $4.1 million of start-up production costs primarily consisted of $1.4 million in salaries and benefits expense and $0.7 million in depreciation expense.

Research and Development

Research and development expenses were $6.8 million during the three months ended March 31, 2011, compared to $6.2 million during the three months ended March 31, 2010, representing an increase of $0.6 million, or 10%. The increase in research and development expenses was primarily due to an increase in salaries and benefits expense of $0.5 million and an increase of $0.8 million in genome sequencing costs due to an increase in the number of genomes sequenced for research purposes. These increases were partially offset by a decrease in bonus expense of $0.4 million. The increase in salaries and benefits cost is a result of increased headcount and refocusing of certain research and development resources that had been directed to start-up production activities in prior quarters.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and reduce the cost of our sequencing service. Consequently, we believe that in the near future, our research and development expenses will increase.

General and Administrative

General and administrative expenses were $2.8 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010, representing a decrease of $0.3 million, or 10%. The decrease in general and administrative expenses was primarily due to a $0.9 million reduction in stock-based compensation expense related to equity grants to two founders in the three months ended March 31, 2010. Consulting fees also decreased by $0.2 million in the first quarter of 2011 when compared to the same period in 2010. These decreases were partially offset by increases in employee salaries and benefits and legal and accounting fees of $0.3 million each. The increase in salaries and benefits expense was primarily due to increased headcount to support operations as a public company. In addition, outside services expense for legal and accounting support increased primarily due to operating as a public company.

We expect that general and administrative expenses will increase for the remainder of 2011 as we operate as a public company in 2011.

Sales and Marketing

Sales and marketing expenses were $2.7 million during the three months ended March 31, 2011, compared to $1.2 million during the three months ended March 31, 2010, representing an increase of $1.5 million, or 120%. The increase in sales and marketing expenses is due primarily to an increase in employee salaries and benefits expense of $0.9 million, and an increase in consulting expense and seminar expense of $0.1 million each. The increase in expenses was primarily a result of the growth of our sales and marketing organization to support the increased sales activity and overall growth of the Company.

We expect that sales and marketing expenses will continue to increase for the remainder of 2011 as we increase our headcount for sales and marketing personnel to expand our customer base and to generate growth in terms of both complete human genomes ordered and revenues.

Interest Expense

During the three months ended March 31, 2011, we incurred interest expense of $340,000 compared to $311,000 during the three months ended March 31, 2010. The increase in interest expense of $29,000 between the two periods was primarily due to higher debt balances related to our loans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended March 31, 2011 was an expense of $0.1 million compared to income of $0.2 million for the three months ended March 31, 2010. The change between the two periods was primarily due to the change in the valuation of our warrant liability.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in an accumulated deficit of $151.3 million as of March 31, 2011. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities, proceeds from our initial public offering and term debt. As of March 31, 2011, we had working capital of $64.7 million, consisting of $80.2 million in current assets and $15.5 million in current liabilities. As of December 31, 2010, working capital was $61.3 million, consisting of $79.0 million in current assets and $17.7 million in current liabilities. Our cash is invested primarily in money market funds. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

Cash Flows for the Three Months Ended March 31, 2011 and 2010

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(8,902)	$(4,225)
Net cash used in investing activities	(3,120)	(10,172)
Net cash provided by financing activities	11,895	9,003

Net decrease in cash and cash equivalents	$(127)	$(5,394)

Operating Activities

Net cash used in operating activities was $8.9 million during the three months ended March 31, 2011 and consisted of a net loss of $12.5 million, offset by noncash items of $3.2 million and a net increase in operating assets and liabilities of $0.4 million. Noncash items for the three months ended March 31, 2011 consisted primarily of the change in valuation of our warrant liability of $0.1 million, depreciation expense of $2.5 million and stock-based compensation expense of $0.5 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $2.4 million partially offset by a decrease in prepaid expenses and inventory of $0.3 million and $0.8 million, respectively, and increases in deferred revenue and accounts payable of $1.3 million and $0.1 million, respectively. The increase in accounts receivable and deferred revenue were due to increased revenue and advance billing arrangements during the first three months of 2011. The increase in accounts payable was due to purchases and expenses incurred as a result of the growth of the Company during the first three months of 2011.

Net cash used in operating activities was $4.2 million during the three months ended March 31, 2010 and consisted of a net loss of $14.3 million, offset by noncash items of $3.6 million and a net increase in operating assets and liabilities of $6.5 million. Noncash items for the three months ended March 31, 2010 consisted primarily of depreciation expense of $1.3 million, noncash compensation expense related to stock grants to our founders and stock-based compensation expense of $1.8 million and $0.5 million, respectively. The significant changes in operating assets and liabilities include increases in prepaid expenses and deferred revenues of $4.6 million and $1.5 million, respectively, offset by a decrease in inventory of $0.4 million.

Investing Activities

Net cash used in investing activities was $3.1 million and $10.2 million for the three months ended March 31, 2011 and 2010, respectively. The amounts related entirely to purchases of property and equipment and a patent. The purchases of property and equipment during the first three months of 2011 and 2010 were primarily for sequencing equipment used in production.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 of $11.9 million consisted primarily of $20.0 million in proceeds from our term loan with Oxford. These proceeds were partially offset by repayments on term loans of $8.2 million.

Net cash provided by financing activities during the three months ended March 31, 2010 of $9.0 million consisted primarily of $10.1 million in net proceeds from the issuance and sale of Series D preferred stock. These proceeds were partially offset by repayment of notes payable of $1.1 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis. We expect our cash expenditures to increase significantly in the short-term. We plan to fund our short-term liquidity requirements using cash on hand at March 31, 2011. Our principal short-term liquidity needs are:

•	to fund our working capital for commercial operations, including personnel costs and other operating expense;

•	to expand the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	to finance the further development of our sequencing technology and services;

•	to finance sales and marketing activities; and

•	to service our debt obligations.

The cost of expansion of our current sequencing and supporting computing capacity in our Mountain View and Santa Clara, California leased facilities California in 2011 is estimated to be approximately $20.0 million. In addition, as a public company we also incur significant legal, accounting and other expenses that we did not incur as a private company. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to expand our business and build our infrastructure. We believe that, based on our current level of operations and anticipated growth, the net proceeds from our initial public offering, our cash and cash equivalent balances, including interest income we earn on those balances, will be sufficient to meet our anticipated cash requirements for the 12 months from the date of this filing.

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

Our current cash resources are insufficient to satisfy our long term liquidity requirements. Based on our current operating projections, we will need to raise additional capital to fund our operations in 2012 and expand our business to meet our long-term business objectives. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional credit facility, or strategic partnership coupled with an investment in our company or a combination of both. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. The issuance of any equity securities will also dilute the interest of our current stockholders.

We may be unable to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we cannot guarantee that we will be able to raise additional capital in the amounts we require, if at all. Our failure to raise additional capital and in sufficient amounts will severely impact our ability to operate our business in 2012 and meet our long-term business objectives. The timing and amount of our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the financial success of our genome sequencing business;

•	our ability to increase the genome sequencing capacity in our Mountain View facility;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations and establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the filing, prosecution and enforcement of patent claims;

•	the rate at which we establish possible additional genome sequencing centers and whether we can find suitable partners with which to establish those centers;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future; and

•	the costs associated with lawsuits brought against us by third parties, including our current litigation with Illumina, Inc.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in our risk factors in Part II Item 1A below. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Term Loans

On December 17, 2010, we entered into a loan and security agreement with Atel Ventures, Inc. (“Atel”). On March 25, 2011, we entered into a new loan and security agreement with Oxford Finance Corporation (“Oxford”).

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

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we maintain certain cash account balances, and liability and other insurance, and that we pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude us from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel. As of March 31, 2011, we were in compliance with all the covenants in the Atel Loan Agreement.

Oxford Loan Agreement

On March 25, 2011, we entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance Corporation (“Oxford”). The Oxford Loan Agreement provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), we must make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on our existing term loan agreement with Comerica. Following repayment of the outstanding indebtedness, the Comerica Loan Agreement was terminated. We intend to use the remainder of the Oxford term loan to fund our working capital requirements.

The term loan is secured by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel loan agreement. In addition, we have agreed not to pledge our intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, we issued to Oxford warrants to purchase an aggregate of 160,128 shares of our common stock (the “Warrant Shares”) at an exercise price of $7.495 per share. The warrants expire on the seventh anniversary of the issuance date. We also agreed to provide Oxford certain registration rights covering the Warrant Shares.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require us to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of March 31, 2011, we were in compliance with all the covenants.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities Exchange Commission on March 30, 2011.

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

As of March 31, 2011, our investment portfolio consists of money market funds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest rate income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds, we do not believe we are subject to any material market interest rate risk exposure. We do not have any foreign currency or any other derivative financial instruments.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against us in the U.S District Court in Delaware. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 10-649. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If we are found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, we may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. On September 23, 2010, we filed our answer to the complaint as well as our counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against us until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 11-CV703 (S.D. Cal.). We believe that we have substantial and meritorious defenses to the plaintiffs’ claims and intend to vigorously defend our position. However, a negative outcome in this matter could have a material adverse effect on our financial position, results of operations, cash flows and business. We are not currently able to estimate the potential loss, if any, that may result from this litigation.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. In December 2009, we recognized our first revenue from the sale of our genome sequencing services, and in 2010 and the three months ended March 31, 2011, our revenue was $9.4 million and $6.8 million, respectively. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, may make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

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

We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent balances, including interest income we earn on those cash balances, will be sufficient to meet our anticipated cash requirements for the next 12 months from the date of filing. However, based on our current operating projections, we will need additional capital to fund our operations in 2012 and to expand our business to achieve our longer term business objectives.

We may not be able to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we may be unable to raise additional capital in the amounts we require, if at all. Our failure to raise additional capital in sufficient amounts, will severely impact our ability to achieve our long-term business objectives. In addition, if future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we fail to raise sufficient funds and continue to incur losses, our ability to operate our business, take advantage of strategic opportunities, further develop and enhance our technology or otherwise respond to competitive pressures could significantly suffer. If this happens, we may be forced to:

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

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

•	the financial success of our genome sequencing business;

•	our ability to increase the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	the rate at which we establish additional genome sequencing centers and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with lawsuits brought against us by third parties, including our current litigation with Illumina, Inc.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any quarterly period since we were formed. We incurred net losses of $28.4 million, $35.9 million and $57.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of March 31, 2011, our accumulated deficit was $151.3 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability on an annual basis in the near future. In addition, we expect our cash expenditures to increase significantly in the near term, including significant expenditures for the expansion of our Mountain View, California sequencing facility, research and development, sales and marketing and general and administrative expenses and the possible development of additional sequencing centers. We may encounter unforeseen difficulties, complications and delays in expanding our Mountain View sequencing facility or in establishing additional genome sequencing centers and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-Q:

•	our ability to achieve profitability;

•	our need for and ability to obtain capital necessary to operate and expand our business;

•	the size and frequency of customer orders;

•	the presence or absence in a specific quarter of one or more new large orders for hundreds of genomes;

•	our ability to expand our sequencing operations;

•	the cost of our sequencing services;

•	the demand for the sequencing of complete human genomes;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	risks associated with expanding our business into international markets;

•	our ability to lower the average cost per genome that we sequence;

•	our dependence on single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations, or integrate any businesses we may acquire with our business;

•	our dependence on, and the need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

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

We are currently targeting customers for our genome sequencing service in academic and government research institutions and in the pharmaceutical and other life science industries. Our customers are using our service for small- and large-scale human genome studies for a wide variety of diagnostic and discovery applications. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. The development of the market for complete human genome sequencing and the success of our service depend in part on the following factors:

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

To date, relatively few complete human genomes have been sequenced, in large part due to the high cost of large-scale sequencing. Our business plan assumes that the demand for sequencing complete human genomes will increase significantly as the cost of complete human genome sequencing decreases. This assumption may prove to be incorrect, or the increase in demand may take significantly more time than we anticipate. For example, potential customers may not think our cost reductions are sufficient to permit or justify large-scale sequencing. Moreover, some companies and institutions have focused on sequencing targeted areas of the genome that are believed to be primarily associated with disorders and diseases, as opposed to the entire genome. Demand for sequencing complete human genomes may not increase if these targeted sequencing strategies, such as exome sequencing, where selected regions containing key portions of genes are sequenced, prove to be more cost effective or are viewed as a more efficient method of genetic analysis than complete human genome sequencing. Since exome sequencing is currently less expensive than the sequencing of an entire human genome, customers, including those with limited budgets, may choose to sequence exomes instead of using our human genome sequencing services.

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

The market for genome sequencing technology is highly competitive and is served by several large companies with significant market shares. For example, established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation are marketing instruments for genetic sequencing that are directly competitive with our services, and these companies have significantly greater financial, technical, marketing and other resources than we do to invest in new technologies and have substantial intellectual property portfolios and substantial experience in product development and regulatory expertise. Also, there are many other companies, such as NABsys, Inc., Oxford Nanopore Technologies, Ltd., and Pacific Biosciences, Inc., that are developing sequencing technologies or services that would compete with ours. Moreover, large established companies may acquire smaller companies with emerging technologies and use their extensive resources to develop and commercialize such technologies or incorporate such technologies into their instruments and services. For example, in 2010, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology company.

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

While many of our existing competitors primarily sell sequencing instruments, they may also provide sequencing services like us. Since these competitors have already developed their own sequencing technology, they will not experience significant technological barriers to entry and can likely enter the sequencing services market fairly quickly and with little additional cost. For example, Illumina started providing whole genome sequencing services in-house and through its Illumina Genome Network in mid-2010, and Life Technologies has recently announced a collaboration to build a genome sequencing facility. Furthermore, many of these instrumentation companies have already established a significant market presence and are trusted by customers in the industry. As established instrumentation companies enter the sequencing services market, many potential customers may purchase sequencing services from these companies instead of us, even if we offer superior technology and services.

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

As of March 31, 2011, we had a backlog of orders for sequencing over 2,000 genomes, which we believe could result in approximately $15.0 million in revenue over the next 12 months. This figure represents the number of genomes for which customers have placed sequencing orders that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

We may fail to complete backlog orders as we expect for many reasons. We may experience sequencing delays or customers might cancel orders. We are in the early stages of launching our services, and while we have been increasing our throughput capacity rapidly, we have in the past experienced growing backlog due to our inability to keep pace with new orders. Delays in sequencing for which we are responsible could cause backlog orders to be cancelled by customers, which has happened to us at least once. Even with sufficient throughput capacity, we are not always in control of the rate at which we complete orders and therefore convert backlog to revenue. For example, customers often place firm orders with us before providing us with genomic samples, delaying our start of the sequencing process by weeks or months. Additionally, once we receive a customer’s samples, we test them to assure that they are of sufficient quality and quantity for sequencing. If not, we contact the customer and request additional samples, resulting in further delay. Also, customers may negotiate a period of time, measured in weeks or in some cases months, to accept or reject our sequencing reports once delivered. Customer acceptance in these instances is a prerequisite for recording revenue for those orders. For these reasons, you should use caution in adopting changes in, or the absolute amount of, our backlog as a proxy for market acceptance of our sequencing services or as an indicator of future revenue.

The presence or absence in a specific quarter of one or more new large orders, or the cancellation of any previous orders, for hundreds of genomes may cause our results of operations and backlog to fluctuate significantly on a quarterly basis.

Since beginning commercial operations, we have received purchase orders or contracts from a limited number of customers each quarter, typically between 10 and 20 customers quarterly. Historically, the size of each purchase order has fluctuated between a few genomes and multiple hundreds of genomes. As a result, the presence or absence in a specific quarter of one or more new large orders, or the cancellation of any previous orders, for hundreds of genomes. Combined with our uncertain sales cycle and changes in the variables that influence conversion of orders into revenue, may cause our results of operations and our backlog to fluctuate on a quarterly basis. These fluctuations may be significant from one quarter to the next. In addition, our limited commercial history and the characteristic of our quarterly orders makes it very difficult to predict or forecast our future operating results and backlog.

We must significantly increase our production capabilities in order to achieve profitability.

We have very limited experience in running a commercial-scale production facility. We have only one sequencing facility, which at present has the capacity to sequence over 400 complete human genomes per month. This capacity is significantly less than what would be required to achieve profitability. Our business plan assumes that we will be able to increase our capacity multiple fold.

We plan to increase the capacity of our sequencing facility by installing additional sequencing machines, improving our software and designing and installing newer generations of sequencing instruments that are currently under research and development. We may also construct additional genome sequencing centers in the United States and elsewhere in 2012 and afterward. We may encounter difficulties in expanding our sequencing infrastructure, and we may not build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including due to third parties who provide the components of our technology platform. Implementing improvements to our sequencing technology may involve significant changes, which may result in delays, or may not achieve expected results. For example, we are experimenting with increasing the density of DNBs on our DNA arrays. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our need to increase capacity may require us to upgrade our machines to enhance our current production process. This may render our current machines obsolete sooner than anticipated. If this occurs, the value of these machines could be impaired and we may need to write down the value of this equipment, which could have a material impact on our financial statements in light of the dollar significance of the long-lived assets carried on our balance sheet.

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

We may have to resequence genomes due to contamination of DNA samples or other failures in the sequencing process. In the past, we have had to resequence various genome samples as a result of contamination occurring in the sample preparation and library construction process. The sequencing process is highly sensitive, and the presence of any foreign substances during the preparation of the slide samples can corrupt the results of the sequencing process. The quality of our sequencing runs may also vary for other reasons. Resequencing requires additional expense, time and capacity and delays the recognition of revenue from the service. Samples may be contaminated in the future or the quality of our sequencing results may vary, which may damage our reputation and decrease the demand for our service.

Mishandling or switching of DNA samples or genomic data may harm our reputation and result in litigation against us.

We may unintentionally mishandle DNA samples. For example, if customer samples or sequencing results are switched, our customers would receive the wrong sequencing data, which could have significant consequences, particularly if that data is used to diagnose or treat disease. Mishandling customer samples or data could lead to loss of current or future business, harm our reputation and result in litigation against us.

If we are not successful in reducing the average cost of our sequencing service, demand for our services, and therefore our business, will suffer.

Our ability to expand our customer base depends highly on our ability to reduce the average cost of sequencing a human genome. For example, certain academic or government-sponsored research organizations may forgo or delay whole genome-wide studies based on the cost required to sequence complete human genomes, in favor of other less expensive studies. Additionally, certain of our target customers may decide it is more cost-effective to purchase sequencing instruments from a competitor than contract for our sequencing service. To compete effectively with competitors who sell and market sequencing instruments, our service must provide cost advantages, superior quality and time savings over the purchase of sequencing instruments. In addition, as new competitors enter the market or expand their business model to include sequencing services, or as the price of competitor sequencing services decreases, we expect increased pricing pressure, which may force us to decrease the price of our genome sequencing service. Our gross profit and operating results will suffer if we are unable to offset any reductions in our prices by reducing our costs by developing new or enhanced technologies or methods, or increasing our sales volumes.

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

Our business has grown rapidly, and we expect this growth to continue as we expand our sequencing capacity. For example, we had three employees at the end of 2005 and 202 employees as of March 31, 2011. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

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

Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm is unable to conclude that our internal control over financial reporting is effective or otherwise identifies material weaknesses in our internal control, the market price of our stock would likely decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

As we enter our markets, it is possible other competitors will claim that our services infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Such competitors and other third parties may have obtained and may in the future obtain patents covering products or processes that are similar to or may include steps or processes used in our sequencing technology, allowing them to claim that the use of our technologies infringes these patents. In particular, we are aware of issued U.S. patents owned by competitors and other third parties, including Illumina, to which we do not have licenses that may relate to our sequencing technology and which pertain to, among other things:

•	sample preparation techniques;

•	processes for making nucleic acid templates, or library construction;

•	processes for making DNBs from nucleic acid templates;

•	nucleic acid arrays;

•	methods of making arrays of DNBs;

•	sequencing methods, including those involving ligation;

•	identifying genomic sequences on nucleic acid arrays;

•	devices and apparatus used in nucleic acid detection systems, including optical systems; and

•	information processing systems including software for base calling, sequence mapping and assembly.

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

In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, which later result in issued patents that processes in our sequencing technology infringe. Processes in our sequencing technology may also infringe existing issued patents of which we are currently unaware. Even though we own or have other rights to patents, these patents do not provide us with the freedom to offer our sequencing services unimpeded by the patent rights of others. For example, we may be required to pursue or defend a patent infringement action in order to protect our intellectual property rights or practice our sequencing technology. In addition, we do not currently provide sequencing services intended to be used for diagnosis of disease. If we expand our business to include sequencing services intended to be used for the diagnosis of disease, it may be necessary to license patents related to such services.

It is possible that, in addition to our current litigation, we may in the future receive, particularly as a public company, communications from competitors and others alleging that we may be infringing their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property or threatening litigation. For example, an educational institution has recently invited us to engage in negotiations for the license of certain of that institution’s patent rights. We have not yet determined whether we will seek such a license. In addition to patent infringement claims, third parties may assert copyright, trademark or other proprietary rights against us. We may not be able to successfully defend against the claims asserted by Illumina, or future claims, and our business may suffer if we are found to have infringed upon the patents held by Illumina, or if future claims are brought against us.

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

Our stock price is volatile, and from November 11, 2010, the first day of trading of our common stock, to May 6, 2011, the trading prices of our stock have ranged from $17.25 to $6.60 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.

Our directors, executive officers and the holders of more than 5% of our common stock, together with their affiliates, beneficially own approximately 80% of our outstanding common stock based on the number of shares outstanding on April 29, 2011. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of April 29, 2011, we had 26,011,321 shares of common stock outstanding. Of these shares, 19,976,693 shares are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our IPO and will become freely tradable on May 10, 2011, subject to extension or reduction. Upon the expiration of these restrictions contained in these contractual lock-up agreements, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

We also registered 6,628,347 shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up agreements described above.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.	10-K	03/30/2011	4.7

4.8	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.	10-K	03/30/2011	4.8

10.4e	Loan and Security Agreement, dated March 25, 2011, by and between Oxford Finance Corporation and Complete Genomics, Inc.	10-K	03/30/2011	10.4e

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

May 9, 2011	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.	10-K	03/30/2011	4.7

4.8	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.	10-K	03/30/2011	4.8

10.4e	Loan and Security Agreement, dated March 25, 2011, by and between Oxford Finance Corporation and Complete Genomics, Inc.	10-K	03/30/2011	10.4e

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.