Form 10-Q
period 2011-09-30
COMPLETE GENOMICS INC
filed 2011-11-14
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,182,920.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in thousands, except par value and share data)
Assets
Current assets
Cash and cash equivalents	$64,911	$68,918
Short-term investments	40,202	—
Accounts receivable	4,941	4,943
Inventory, net	3,268	3,980
Prepaid expenses	810	1,101
Other current assets	359	78

Total current assets	114,491	79,020
Property and equipment, net	31,815	23,843
Other assets	890	297

Total assets	$147,196	$103,160

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$5,200	$3,066
Accrued liabilities	5,137	3,102
Notes payable, current	5,157	5,780
Deferred revenue	6,929	5,739

Total current liabilities	22,423	17,687
Notes payable, net of current	18,411	7,521
Deferred rent, net of current	3,736	4,316

Total liabilities	44,570	29,524

Commitments and contingencies (Note 7)
Preferred stock, par value $0.001—5,000,000 shares authorized and no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—

Stockholders’ equity
Common stock, $0.001 par value—300,000,000 shares authorized and 33,100,920 shares issued and outstanding at September 30, 2011; 300,000,000 shares authorized and 25,922,627 shares issued and outstanding at December 31, 2010	33	26
Additional paid-in capital	291,467	212,458
Accumulated deficit	(188,874)	(138,848)

Total stockholders’ equity	102,626	73,636

Total liabilities, preferred stock and stockholders’ equity	$147,196	$103,160

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Revenue	$4,177	$4,161	$16,875	$5,586

Costs and expenses:
Cost of revenue	8,182	—	20,886	—
Start-up production costs	—	6,007	—	14,992
Research and development	9,546	4,954	24,382	16,051
General and administrative	3,810	2,330	10,058	7,192
Sales and marketing	3,455	1,591	9,293	4,130

Total costs and expenses	24,993	14,882	64,619	42,365

Loss from operations	(20,816)	(10,721)	(47,744)	(36,779)

Interest expense	(799)	(908)	(1,949)	(2,052)
Interest and other income (expense), net	9	(8,827)	(333)	(8,592)

Net loss	(21,606)	(20,456)	(50,026)	(47,423)
Deemed dividend related to beneficial conversion feature of Series E convertible preferred stock	—	(405)	—	(405)

Net loss attributed to common shareholders	$(21,606)	$(20,861)	$(50,026)	$(47,828)

Net loss per share — basic and diluted	$(0.65)	$(21.87)	$(1.72)	$(66.78)

Weighted-average shares of common stock outstanding used in computing net loss per share attributed to common stockholders — basic and diluted	33,076,940	954,022	29,135,162	716,185

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(50,026)	$(47,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,368	5,533
Amortization of debt issuance costs	—	194
Issuance of common stock to founders	—	1,840
Change in fair value of warrant liability	361	8,593
Stock-based compensation	2,905	1,311
Noncash interest expense related to notes payable	350	1,325
Loss on the disposal of property and equipment	25	36
Changes in operating assets and liabilities :
Accounts receivable	2	(1,683)
Inventory	712	(2,601)
Prepaid expenses	291	4,653
Other current assets	(281)	109
Other assets	(368)	(603)
Accounts payable	1,357	1,203
Accrued liabilities	2,317	567
Deferred revenue	1,190	2,127
Deferred rent	(580)	(522)

Net cash used in operating activities	(33,377)	(25,341)

Cash flows from investing activities
Purchases of available-for-sale securities	(52,653)	—
Proceeds from maturities of available-for-sale securities	12,451	—
Purchases of property and equipment	(15,563)	(18,040)
Purchase of patent	(250)	—

Net cash used in investing activities	(56,015)	(18,040)

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from financing activities
Proceeds from promissory notes	—	22,243
Proceeds from notes payable	20,000	—
Repayment of notes payable	(9,096)	(3,283)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	27,033
Proceeds from issuance of common stock, net of issuance costs	73,932	—
Exercise of stock options	549	119

Net cash provided by financing activities	85,385	46,112

Net increase (decrease) in cash and cash equivalents	(4,007)	2,731
Cash and cash equivalents at beginning of period	68,918	7,765

Cash and cash equivalents at end of period	$64,911	$10,496

Supplemental disclosure of cash flow information

Cash paid for interest	$1,578	$508

Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for common stock in connection with debt	$987	$5,389
Acquisition of property and equipment in accounts payable	$777	$2,068
Reclassification of warrant liability to additional-paid-in capital upon exercise of warrant	$643	$—
Accrued deferred offering costs	$—	$1,460
Issuance of warrants for common stock in connection with convertible preferred stock financings	$—	$2,020
Conversion of promissory notes and interest into convertible preferred stock	$—	$15,403
Issuance of purchase rights for Series E convertible preferred stock	$—	$2,666
Deemed dividend related to the beneficial conversion feature of Series E convertible preferred stock	$—	$405

See accompanying notes to condensed consolidated financial statements.

Complete Genomics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At September 30, 2011 and December 31, 2010, the Company had an accumulated deficit of $188.9 million and $138.8 million, respectively.

In November 2010, the Company closed the initial public offering of its common stock (the “IPO”) and sold 6,000,000 shares of its common stock at a public offering price of $9.00 per share. The Company received gross proceeds of approximately $54.0 million from this transaction, before underwriting discounts and commissions and offering expenses. On June 1, 2011, the Company completed an underwritten public offering of 6,325,000 shares of its common stock at $12.50 per share. The Company received gross proceeds of approximately $79.1 million from this transaction, before underwriting discounts and commissions and offering expenses.

Management believes that cash and cash equivalents and short-term investments, including interest income it earns on those balances, at September 30, 2011 will be sufficient to fund its operations for the next 12 months.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission, without audit, and reflect all adjustments necessary to state fairly the Company’s interim financial information. The accounting principles and methods of computation adopted in these financial statements are the same as those of the audited financial statements for the year ended December 31, 2010.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include assumptions made in revenue recognition and stock-based compensation. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying consolidated condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The financial results for any interim period are not necessarily indicative of financial results for the full year or any other interim period.

The consolidated financial statements include the accounts of Complete Genomics and those of its wholly - owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company operates in one segment, providing complete human genome sequencing and analysis.

Summary of Significant Accounting Policies

With the exception of newly added accounting policies on available-for-sale securities, capitalized software – internal-use software, comprehensive loss and revisions to the revenue recognition accounting policy (as described below), there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Available-for-Sale Securities

The Company classifies its investments in fixed income securities as available-for-sale securities. Fixed income securities consist of U.S. treasury notes and treasury bills. These available-for-sale securities are held in the custody of one major financial institution. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded in the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. The Company classifies its available-for-sale securities as current based on the nature of the securities and their availability for use in current operations.

Capitalized Software – Internal-use software

The Company capitalizes certain costs incurred for the development of internal-use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property and equipment, net in the balance sheet.

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

Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income. This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In June 2011, the FASB and International Accounting Standards Board issued an update to the authoritative guidance for fair value measurement. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This update changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this update clarifies the FASB’s intent about the application of existing fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and shall be applied prospectively. The Company is currently evaluating the effect the adoption of this update will have, if any, on its consolidated, statements of financial position, results of operations or cash flows.

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

The Company derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of September 30, 2011 and December 31, 2010, the Company has not recorded any allowance for doubtful accounts.

The Company allocates its revenues to individual countries based on the primary locations of its customers.

As of September 30, 2011 and December 31, 2010, customers representing greater than 10% of accounts receivable were as follows:

Customer	September 30, 2011	December 31, 2010
Customer B	18%	16%
Customer G	*	27%

*	Less than 10%

For the three and nine months ended September 30, 2011 and 2010, customers representing greater than 10% of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
Customer	2011	2010	2011	2010
Customer A	*	*	12%	*
Customer B	30%	*	*	*
Customer C	*	*	17%	12%
Customer D	*	14%	*	11%
Customer E	*	12%	*	*
Customer F	*	13%	*	*

*	Less than 10%

For the three and nine months ended September 30, 2011 and 2010, countries representing greater than 10% of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
Countries	2011	2010	2011	2010
United States	79%	72%	72%	71%
United Kingdom	11%	*	*	*
The Netherlands	*	14%	13%	12%

*	Less than 10%

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2011	2010
Options to purchase common stock	4,176,872	2,816,645
Restricted stock units for common stock	27,500	—
Warrants to purchase convertible preferred stock	—	384,153
Warrants to purchase common stock	1,533,823	3,479,478
Convertible preferred stock (on an as-if converted basis)	—	15,808,361

Total	5,738,195	22,488,637

4. SHORT-TERM INVESTMENTS

Summary of Available-for-Sale Securities

The following table summarizes the Company’s available-for-sale securities at September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities(1)	$40,202	$14	$(14)	$40,202

Total fixed income securities	$40,202	$14	$(14)	$40,202

(1)	The weighted average contractual maturity of these securities is 55 days as of September 30, 2011.

There were no available-for-sale investments prior to March 31, 2011. There were no realized gains or losses or impairment charges on available-for-sale securities for the nine months ended September 30, 2011.

For fixed income securities that have unrealized losses as of September 30, 2011, the Company has determined that it does not have the intent to sell any of these securities.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of September 30, 2011, the Company’s fair value hierarchy for its financial assets that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$62,667	$—	$—	$62,667
U.S. government securities (included in short-term investments)	—	40,202	—	40,202

Total	$62,667	$40,202	$—	$102,869

As of December 31, 2010, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market fund (included in cash and cash equivalents)	$50,623	$—	$—	$50,623
Liabilities
Warrants to purchase common stock (included in accrued liabilities)	$—	$—	$282	$282

Level 2 U.S. government securities are priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2011.

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

The change in the fair value of the common stock warrant liability is summarized below:

(in thousands)
Fair value at December 31, 2010	$282
Increase in the fair value recorded in interest and other income (expense), net	361
Reclassification to additional paid-in capital upon exercise of warrants in June 2011	(643)

Fair value at September 30, 2011	$—

6. BALANCE SHEET COMPONENTS

Inventory, net

Inventory, net consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$1,366	$1,426
Work-in-progress	1,879	1,917
Finished goods	23	637

Total	$3,268	$3,980

Inventory includes items that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow moving, excess, and obsolete inventories are estimated based on quality issues, usage forecasts or other causes. In the three months ended September 30, 2011, the Company recorded inventory write downs of $0.5 million. When inventory is written down, a new cost basis is established.

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Computer equipment	$9,500	$7,519
Computer software	2,234	1,857
Furniture and fixtures	601	354
Machinery and equipment	27,860	19,362
Leasehold improvements	10,376	7,024
Equipment under construction	1,884	37

	52,455	36,153
Less: Accumulated depreciation and amortization	(20,640)	(12,310)

	$31,815	$23,843

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $3.1 million and $2.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $8.4 million and $5.5 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Accrued compensation and benefits	$3,504	$1,934
Warrants to purchase common stock	—	282
Deferred rent, current	768	702
Other	865	184

	$5,137	$3,102

Intangible Assets, Net

In March 2006, the Company entered into an intellectual property agreement with Callida Genomics, Inc. for licenses related to the Company’s core technology. Under the agreement, the Company has made annual payments of $250,000 for a duration of six years beginning in March 2006. Prior to March 2011, the payments are recorded in research and development expense. As of December 31, 2010, the Company’s product was being commercialized and no longer under development. Accordingly, the $250,000 licensing payment made in March 2011 is recorded as a license cost of our developed technology in intangible assets in Other Assets. The intangible assets have an estimated useful life of five years and as of September 30, 2011, there was $25,000 of amortization expense recorded within cost of revenue.

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

In connection with the entry into the Oxford Loan Agreement, the Company issued to Oxford warrants to purchase an aggregate of 160,128 shares of common stock at an exercise price of $7.495 per share, as discussed in Note 8. The warrants expire on the seventh anniversary of the issuance date. The Company also agreed to provide Oxford certain registration rights covering the warrants.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of the Company repaying any portion of its obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure the Company’s obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) the Company defaults in the payment of any amount payable under the agreement when due, or (5) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, requiring the Company to immediately pay to Oxford an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2011, the Company was in compliance with all the covenants.

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

The Atel Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions by, among and for the benefit of the parties. The affirmative covenants include, among other things, that the Company maintain liability and other insurance and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Atel. As of September 30, 2011, the Company was in compliance with all the covenants.

Future loan payments under the Oxford and Atel loan agreements as of September 30, 2011 are as follows:

(in thousands)
Years Ending December 31,
2011(Three months remaining)	$1,077
2012	9,034
2013	11,202
2014	8,294

Total Payments	29,607
Less:
Interest expense	5,119
Unamortized portion of value of warrants issued in connection with Atel and Oxford loans	920

Total principal payments	23,568
Less: notes payable, current	5,157

Notes payable, net of current	$18,411

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company in the U.S District Court in Delaware. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If the Company is found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license or cease the infringing activity. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, a negative outcome in this matter could have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows and business. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

From time to time, the Company may become involved in other legal proceedings and claims arising in the ordinary course of its business. Other than as described above, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, consolidated operating results, consolidated financial condition or consolidated cash flows.

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

9. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The number of shares reserved for issuance under the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) increased by 1,036,905 shares and 518,452 shares, respectively, effective January 1, 2011. As of September 30, 2011, there were 2,375,186 and 1,268,452 shares available to be granted under the 2010 Plan and the ESPP, respectively.

Stock-based Compensation Expense

During the three and nine months ended September 30, 2011 and 2010, respectively, the Company granted stock options to employees to purchase common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Number of options granted to employees	204,950	571,506	1,751,950	1,506,695
Weighted-average grant date fair value per share of options granted to employees	$6.98	$2.38	$7.39	$1.97
Total fair value of options granted to employees which vested	$970	$195	$1,963	$551

During the three and nine months ended September 30, 2011, the Company did not grant any options to nonemployees nor did it grant any restricted stock units. During the three and nine months ended September 30, 2010, the Company granted 37,500 options to nonemployees.

The following table summarizes stock-based compensation expense from stock options and restricted stock unit awards to employees and nonemployees as well as from the ESPP during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Employee awards	$1,327	$388	$2,844	$1,207
Nonemployee awards	11	34	61	104

Total stock-based compensation expense	$1,338	$422	$2,905	$1,311

As of September 30, 2011, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units granted to employees of $14.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

10. PREFERRED STOCK

In August and September of 2010, the Company sold 2,284,516 shares of Series E convertible preferred stock at $7.56 per share to existing investors for proceeds of $17.3 million. The shares sold in the Series E convertible preferred stock financing contained an embedded beneficial conversion feature, which was measured as the difference between the proceeds received from the sale of a share of Series E convertible preferred stock and the value of a share of common stock. The beneficial conversion feature was valued at $405,000 and recorded by the Company as a credit to additional paid-in capital. In addition, in conjunction with the Series E financing, the $22.6 million of principal amount and accrued interest on the Company’s convertible promissory notes converted into 2,990,355 shares of Series E convertible preferred stock. The total gross proceeds from the Series E convertible preferred stock financing, including the conversion of the convertible promissory notes, was $39.9 million as of September 30, 2010. All preferred stock was converted to common stock immediately prior to the closing of the Company’s initial public offering in November 2010.

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

We have targeted our complete human genome sequencing service at academic, governmental and other research institutions, as well as pharmaceutical and other life science companies. In the DNA sequencing industry, complete human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. We perform our sequencing service at our Mountain View, California headquarters facility, which began commercial operation in May 2010. In the near term, we expect to make significant expenditures related to the expansion of our Mountain View sequencing facility and our research and development initiatives, as well as to increase our sales and marketing and general and administrative expenses to support our commercial operations and anticipated growth. In future years, we may construct satellite genome centers in the United States and in other strategic markets to accommodate an expected growing, global demand for high-quality, low-cost complete human genome sequencing on a large scale.

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders that we believe are firm and for which no revenue has yet been recorded. As of September 30, 2011, we had a backlog of orders for sequencing of approximately 4,800 genomes which we believe could contribute approximately $24.0 million toward total revenue over the next 12 months. The speed with which we can convert orders into revenue depends principally on:

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

On June 1, 2011, we completed an underwritten public offering of 6,325,000 shares at $12.50 per share and received gross proceeds of approximately $79.1 million from this transaction, before underwriting discounts and commissions and offering expenses.

We have not been profitable in any period since we were formed. We incurred net losses of $21.6 million and $20.9 million for the three months ended September 30, 2011 and 2010, respectively. We incurred net losses of $50.0 million and $47.8 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we had an accumulated deficit of $188.9 million.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. A limited number of customers accounted for all of the revenue we recognized for the nine months ended September 30, 2011, with Pfizer Inc. and The National Institute of Diabetes and Digestive and Kidney Diseases accounting for approximately 17% and 12%, respectively, of this revenue. If demand for our services expands as expected, we do not anticipate that the loss of any of the customers named above would have a long-term material adverse effect on our future results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our consolidated statements of operations, liquidity and financial condition.

Except for the revenue recognition policy described below, there have been no significant changes in critical accounting policies during the nine months ended September 30, 2011, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

In May 2010, we began commercial production but most revenue during 2010 was derived from genomic samples that were sequenced on our prototype production instruments. In addition, a substantial number of our research and development employees operated in production capacities while we continued to develop and refine our commercial genome sequencing process and validate our prototype instruments in anticipation of full commercial production. As a result, the costs that we incurred related to the sequencing of genomic samples during this period have been included in start-up production costs in the statement of operations.

Start-up production costs and cost of revenue include the costs related to acceptance testing of customer genomic samples, sample preparation and sequencing, the processing of data generated by our sequencing instruments and delivery of data to our customers.

By 2011 we began full commercial production as the development of the commercial genome sequencing process was completed and employees were dedicated to the production process. Therefore, the costs we incurred sequencing genomic samples during the three and nine months ended September 30, 2011 are included in costs of revenue in the statement of operations.

Our goal is to continually reduce the cost of our complete human genome sequencing service through improvements to our sequencing technology and processes. However, the actual cost of providing complete human genome sequencing may change in any given quarter depending on fluctuations in yields and capacity. In addition, we have decreased the price of our complete human genome sequencing service significantly quarter over quarter, which has been driven in part by competitive dynamics, as well as our own cost reductions. Current pricing for our services start at $5,000 per genome for orders of less than 50 genomes and $4,000 per genome for orders of greater than 50 genomes with significant discounts for larger orders and special projects. In the future, we anticipate further reductions in both the cost to us and the price to our customers for our complete human genome sequencing service.

Comparison of Three Months Ended September 30, 2011 and 2010

The following table shows the amounts of the listed items from our statements of operations for the periods presented and period-over-period changes (in thousands, except for percentages).

	Three months ended September 30,		Third Quarter 2011 vs. Third Quarter 2010
	2011	2010	$ Change	% Change
			(unaudited)
Revenue	$4,177	$4,161	$16	—%
Costs and expenses:
Costs of revenue	8,182	—	(8,182)	*
Start-up production costs	—	6,007	6,007	*
Research and development	9,546	4,954	(4,592)	(93)%
General and administrative	3,810	2,330	(1,480)	(64)%
Sales and marketing	3,455	1,591	(1,864)	(117)%

Total costs and expenses	24,993	14,882	(10,111)	(68)%

Loss from operations	(20,816)	(10,721)	(10,095)	(94)%
Interest expense	(799)	(908)	109	12%
Interest and other income (expense), net	9	(8,827)	8,836	(100)%

Net loss	$(21,606)	$(20,456)	$(1,150)	(6)%

*	result is not meaningful

Revenue

During the three months ended September 30, 2011 and 2010, we recognized $4.2 million of revenue. As a result of continued market adoption of complete human genome sequencing and our expanded marketing and sales activities over the past year, we sequenced significantly more genomes in the three months ended September 30, 2011 than we did during the same period in the prior year. However, the prices for our genome sequencing service have declined significantly from the three months ended September 30, 2010 to the three months ended September 30, 2011 thereby offsetting the significant increase in sequencing orders.

Costs of Revenue

During the three months ended September 30, 2011, we incurred $8.2 million of costs to provide our genome sequencing service. The $8.2 million of cost of revenue primarily consisted of $5.3 million in salary, benefits and overhead, $2.1 million in equipment depreciation and $0.7 million in materials.

We anticipate that these costs as a percentage of revenue will fluctuate as we increase sequencing capacity, our capacity utilization changes, the sequencing prices we charge to our customers change and as we continue to improve and automate our human genome sequencing processes. However, we anticipate that our total cost of revenue will increase in absolute dollars as we sequence additional genomes and our revenue grows.

Start-up Production Costs

During the three months ended September 30, 2010, we incurred $6.0 million of start-up production costs to support the development of our genome sequencing service. The $6.0 million of cost of revenue primarily consisted of $3.9 million in salary, benefits and overhead, $1.9 million in equipment depreciation and $0.3 million in materials.

Research and Development

Research and development expenses were $9.5 million during the three months ended September 30, 2011, compared to $5.0 million during the three months ended September 30, 2010, representing an increase of $4.5 million, or 93%. The increase in research and development expenses was primarily due to an increase in salaries and benefits expense of $1.0 million, an increase of $0.3 million in consulting and outside services and an increase of $2.5 million in supplies and materials to support development activities. The increase in salaries and benefits cost is a result of increased headcount and refocusing of certain research and development resources that had been directed to start-up production activities in prior quarters.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and reduce the cost of our sequencing service. Consequently, we believe that in the near future, our research and development expenses will increase.

General and Administrative

General and administrative expenses were $3.8 million for the three months ended September 30, 2011, compared to $2.3 million for the three months ended September 30, 2010, representing an increase of $1.5 million, or 64%. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in employee salaries and benefits, an increase of $0.4 million in legal fees, an increase of $0.1 million in recruiting fees, an increase of $0.2 million in stock-based compensation and an increase of $0.2 million in certain expenses related to being a public company such as directors and officers insurance, board of director fees and accounting fees. The increase in salaries and benefits expense was primarily due to increased headcount to support operations as a public company. The increase in legal expense is primarily related to our ongoing litigation with Illumina.

We expect that general and administrative expenses will increase for the remainder of 2011 to support our operations as a public company and ongoing litigation with Illumina.

Sales and Marketing

Sales and marketing expenses were $3.5 million during the three months ended September 30, 2011, compared to $1.6 million during the three months ended September 30, 2010, representing an increase of $1.9 million, or 117%. The increase in sales and marketing expenses is due primarily to an increase in employee salaries and benefits expense of $0.9 million, an increase in consulting and outside services expense of $0.2 million, an increase in marketing activities of $0.2 million and an increase of $0.2 million in stock based compensation. The increase in expenses was primarily a result of the growth of our sales and marketing organization to support the increased sales activity and overall growth of the Company.

We expect that sales and marketing expenses will continue to increase for the remainder of 2011 as we increase our headcount for sales and marketing personnel to expand our customer base and to generate growth in terms of both complete human genomes ordered and revenues.

Interest Expense

During the three months ended September 30, 2011 and 2010, we incurred interest expense of $0.8 million and $0.9 million, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended September 30, 2011 was an income of $0.01 million compared to an expense of $8.8 million for the three months ended September 30, 2010. The change between the two periods was primarily due to the change in the fair value of our warrant liability.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table shows the amounts of the listed items from our statements of operations for the periods presented and period-over-period changes (in thousands, except for percentages).

	Nine months ended September 30,		First Half 2011 vs. First Half 2010
	2011	2010	$ Change	% Change
			(unaudited)
Revenue	$16,875	$5,586	$11,289	202%
Costs and expenses:
Costs of revenue	20,886	—	(20,886)	*
Start-up production costs	—	14,992	14,992	*
Research and development	24,382	16,051	(8,331)	(52)%
General and administrative	10,058	7,192	(2,866)	(40)%
Sales and marketing	9,293	4,130	(5,163)	(125)%

Total costs and expenses	64,619	42,365	(22,254)	(53)%

Loss from operations	(47,744)	(36,779)	(10,965)	(30)%
Interest expense	(1,949)	(2,052)	103	5%
Interest and other income (expense), net	(333)	(8,592)	8,259	96%

Net loss	$(50,026)	$(47,423)	$(2,603)	(5)%

*	result is not meaningful

Revenue

During the nine months ended September 30, 2011, we recognized $16.9 million of revenue, compared to $5.6 million during the same period in 2010. In the nine months ended September 30, 2010, we generated limited revenue since we had just begun commercial operations during the second quarter. The significant revenue increase in the nine months ended September 30, 2011 as compared to the corresponding period in 2010 reflects an increase in sequencing orders resulting from the increased market adoption of complete human genome sequencing and our expanded marketing and sales activities, which have expanded our customer base over the last year. The revenue generated from the increase in sequencing orders has been offset by a significant decrease in the average price per genome.

Cost of Revenue

During the nine months ended September 30, 2011, we incurred $20.9 million of costs to provide our genome sequencing service. The $20.9 million of cost of revenue primarily consisted of $13.7 million in salary, benefits and overhead, $5.6 million in equipment depreciation and $1.6 million in materials.

We anticipate that these costs as a percentage of revenue will fluctuate as we increase sequencing capacity and our capacity utilization changes, as the sequencing prices we charge to our customers change and as we continue to improve and automate our human genome sequencing processes. However, we anticipate that our total cost of revenue will increase in absolute dollars as we sequence additional genomes and our revenue grows.

Start-up Production Costs

During the nine months ended September 30, 2010, we incurred $15.0 million of start-up production costs to support the development of our genome sequencing service. The $15.0 million of start-up production costs primarily consisted of $10.2 million in salary, benefits and overhead, $3.7 million in equipment depreciation and $1.1 million in materials.

Research and Development

Research and development expenses were $24.4 million during the nine months ended September 30, 2011, compared to $16.1 million during the nine months ended September 30, 2010, representing an increase of $8.3 million, or 52%. The increase in research and development expenses was primarily due to an increase in salaries and benefits expense of $1.7 million, an increase of $0.7 million in consulting services and an increase of $4.9 million in supplies and materials to support development activities. The increase in salaries and benefits cost is a result of increased headcount and reallocation of certain research and development resources that had been directed to start-up production activities in prior periods.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and reduce the cost of our sequencing service. Consequently, we believe that in the near future, our research and development expenses will increase.

General and Administrative

General and administrative expenses were $10.1 million for the nine months ended September 30, 2011, compared to $7.2 million for the nine months ended September 30, 2010, representing an increase of $2.9 million, or 40%. The increase in general and administrative expenses was primarily due to an increase of $1.0 million in employee salaries and benefits, an increase of $1.2 million in legal fees, an increase of $0.3 million in recruiting fees and an increase of $0.7 million in certain expenses related to being a public company such as directors and officers insurance, board of director fees and accounting fees. These increases were partially offset by a $0.4 million reduction in stock-based compensation expense related to equity grants to two founders in the nine months ended September 30, 2010. The increase in salaries and benefits expense was primarily due to increased headcount to support operations as a public company. In addition, outside services expense for legal increased primarily due to our ongoing litigation with Illumina.

We expect that general and administrative expenses will increase for the remainder of 2011 to support our operations as a public company and ongoing litigation with Illumina.

Sales and Marketing

Sales and marketing expenses were $9.3 million during the nine months ended September 30, 2011, compared to $4.1 million during the nine months ended September 30, 2010, representing an increase of $5.2 million, or 125%. The increase in sales and marketing expenses is due primarily to an increase in employee salaries and benefits expense of $2.5 million, an increase in consulting expense of $0.5 million, an increase in stock-based compensation of $0.4 million and an increase in various marketing activities expense of $0.6 million. The increase in expenses was primarily a result of the growth of our sales and marketing organization to support the increased sales activity and overall growth of the Company.

We expect that sales and marketing expenses will continue to increase for the remainder of 2011 as we increase our headcount for sales and marketing personnel to expand our customer base and to generate growth in terms of both complete human genomes ordered and revenues.

Interest Expense

During the nine months ended September 30, 2011 and 2010, we incurred interest expense of $2.0 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the nine months ended September 30, 2011 was an expense of $0.3 million compared to an expense of $8.6 million for the nine months ended September 30, 2010. The change between the two periods was primarily due to the change in the fair value of our warrant liability.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in an accumulated deficit of $188.9 million as of September 30, 2011. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities, proceeds from our initial and follow-on public offerings and term debt. As of September 30, 2011, we had working capital of $92.1 million, consisting of $114.5 million in current assets and $22.4 million in current liabilities. As of December 31, 2010, working capital was $61.3 million, consisting of $79.0 million in current assets and $17.7 million in current liabilities. Cash in excess of immediate operating requirements is invested primarily in money market funds and short-term investments in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(33,377)	$(25,341)
Net cash used in investing activities	(56,015)	(18,040)
Net cash provided by financing activities	85,385	46,112

Net (decrease) increase in cash and cash equivalents	$(4,007)	$2,731

Operating Activities

Net cash used in operating activities was $33.4 million during the nine months ended September 30, 2011 and consisted of a net loss of $50.0 million, offset by noncash items of $12.0 million and a net change in operating assets and liabilities of $4.6 million. Noncash items for the nine months ended September 30, 2011 consisted primarily of the change in the fair value of our warrant liability of $0.4 million, depreciation expense of $8.4 million and stock-based compensation expense of $2.9 million. The significant items in the change in operating assets and liabilities include an increase in accrued liabilities of $2.3 million and an increase in deferred revenue of $1.2 million, partially offset by a decrease in deferred rent of $0.6 million. The increase in deferred revenue was due to increased advance billing arrangements during the first nine months of 2011. The increase in accrued liabilities was primarily due to employee deposits for our employee stock purchase program which began in May of 2011.

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

Investing Activities

Net cash used in investing activities was $56.0 million and $18.0 million for the nine months ended September 30, 2011 and 2010, respectively. The significant increase in the nine months ended September 30, 2011 was due to the purchase of $52.7 million in available-for-sale securities with the proceeds of the common stock offering in June 2011. These purchases of available-for-sale securities were partially offset by $12.5 million in proceeds from maturities of available-for-sale securities. There were no purchases of available-for-sale securities in 2010. The remaining cash used for both periods primarily relates to purchases of property and equipment. The purchases of property and equipment during the first nine months of 2011 and 2010 were primarily for sequencing equipment, computing infrastructure, research and development prototype equipment and facility improvements.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 of $85.4 million consisted primarily of $73.9 million in net proceeds from our common stock offering in the second quarter of 2011 and $20.0 million in proceeds from our term loan with Oxford. These proceeds were partially offset by repayments of the term loans of $9.1 million.

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

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis. We expect our cash expenditures to increase significantly in the short-term. We plan to fund our short-term liquidity requirements using cash and cash equivalents and short-term investments, including interest income it earns on those balances, on hand at September 30, 2011. Our principal short-term liquidity needs are:

•	to fund our operating losses;

•	to fund our working capital for commercial operations, including personnel costs and other operating expenses;

•	to expand the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	to finance the further development of our sequencing technology and services;

•	to finance sales and marketing activities; and

•	to service our debt obligations.

We have a capital intensive business model and we forecast investing approximately $4.0 million in additional capital during the remainder of 2011. In addition, as a public company we also incur significant legal, accounting and other expenses that we did not incur as a private company. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to expand our business and build our infrastructure. We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent balances and short-term investments, including interest income we earn on those balances, will be sufficient to meet our anticipated cash requirements for the next 12 months.

In addition to our continued expenditures for the expansion of our Mountain View sequencing facility, further development of our sequencing technology and services, and expansion of our sales and marketing activities, our principal long-term liquidity needs are:

•	to fund our operating losses;

•	to fund our working capital for commercial operations, including any growth in working capital required by growth in our business;

•	to expand the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	to finance the further development of our sequencing technology and services;

•	to finance sales and marketing activities;

•	to finance the possible development of satellite sequencing centers; and

•	to service our debt obligations.

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

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we maintain certain cash account balances, and liability and other insurance, and that we pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude us from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel. As of September 30, 2011, we were in compliance with all the covenants in the Atel Loan Agreement.

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

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require us to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that shall have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. As of September 30, 2011, we were in compliance with all the covenants in the Oxford Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2011 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$24,488	$4,940	$18,800	$748	$—
Interest(2)	5,119	2,321	2,042	756	—
Operating lease obligations(3)	15,324	3,414	6,090	5,304	516
Purchase obligations(4)	6,911	5,969	897	45	—

Total	$51,842	$16,644	$27,829	$6,853	$516

(1)	Represents our outstanding debt under our term loans as of September 30, 2011.
(2)	Represents interest payments on our outstanding debt under our term loans as of September 30, 2011.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists of purchase obligations related to our data center and non-cancellable orders for sequencing components. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2011, our investment portfolio consists of money market funds and fixed-income governmental securities. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest rate income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds and highly liquid short-term governmental securities, we do not believe we are subject to any significant market interest rate risk exposure. We do not have any foreign currency or any other derivative financial instruments.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against us in the U.S District Court in Delaware. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If we are found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, we may be forced to redesign portions of our sequencing process, seek a license or cease the infringing activity. On September 23, 2010, we filed our answer to the complaint as well as our counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against us until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). We believe that we have substantial and meritorious defenses to the plaintiffs’ claims and intend to vigorously defend our position. However, a negative outcome in this matter could have a material adverse effect on our financial position, results of operations, cash flows and business. We are not currently able to estimate the potential loss, if any, that may result from this litigation.

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

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. In December 2009, we recognized our first revenue from the sale of our genome sequencing services, and in 2010 and the nine months ended September 30, 2011, our revenue was $9.4 million and $16.9 million, respectively. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, may make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any quarterly period since we were formed. We incurred net losses of $57.7 and $50.0 million for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively. As of September 30, 2011, our accumulated deficit was $188.9 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability on an annual basis in the near future. In addition, we expect our cash expenditures to increase significantly in the near term, including significant expenditures for the expansion of our Mountain View, California sequencing facility, research and development, sales and marketing and general and administrative expenses and the possible development of satellite sequencing centers. We may encounter unforeseen difficulties, complications and delays in expanding our Mountain View sequencing facility or in establishing satellite genome sequencing centers and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-Q:

•	our ability to achieve profitability;

•	our need for and ability to obtain capital necessary to operate and expand our business;

•	the timing of the receipt of customer samples;

•	the size and frequency of customer orders;

•	our ability to lower the average cost per genome that we sequence;

•	the average selling price we charge our customers for sequencing an order of genomes;

•	the presence or absence in a specific quarter of one or more new large orders for hundreds of genomes;

•	our ability to expand our sequencing operations;

•	the demand for the sequencing of complete human genomes;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	risks associated with expanding our business into international markets;

•	our dependence on single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations, or integrate any businesses we may acquire with our business;

•	our dependence on, and the need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods are not necessarily indicative of our future operating performance.

We may need additional capital in the future in order to maintain and expand our business. A failure to secure additional capital may have a material effect on our ability to meet our long-term objectives.

Our future capital requirements are substantial, particularly as we further develop our business, expand the sequencing and computing capacity in our Mountain View and Santa Clara, California leased facilities and establish satellite genome sequencing centers. Historically, we have financed our operations through private placements of preferred stock, convertible debt, borrowings under our credit facility, secured debt and through our recently completed common stock offerings.

We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent and short-term investment balances, including interest income we earn on those balances, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our cash requirements to support our longer term business needs will depend on market demand, pricing, competitive dynamics and other strategic decisions made by management. Additionally, our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially as a result of a number of factors.

We may not be able to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we may be unable to raise additional capital in the amounts we require, if at all. Our failure to raise additional capital in sufficient amounts, may impact our ability to achieve our long-term business objectives. In addition, if future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we fail to raise sufficient funds and continue to incur losses, our ability to operate our business, take advantage of strategic opportunities, further develop and enhance our technology or otherwise respond to competitive pressures could significantly suffer. If this happens, we may be forced to:

•	slow the commercialization of our services;

•	delay or terminate research or development programs;

•	slow or halt the establishment of satellite genome sequencing centers;

•	curtail or cease operations; or

•	seek to obtain funds through collaborative and licensing arrangements, which may require us to relinquish commercial rights or grant licenses on terms that are not favorable to us.

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

•	the financial success of our genome sequencing business;

•	our ability to increase the sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	the rate at which we establish satellite genome sequencing centers and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with lawsuits brought against us by third parties, including our current litigation with Illumina, Inc.

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

We are currently targeting customers for our genome sequencing service in academic and government research institutions and in the pharmaceutical and other life science industries. Our customers are using our service for small- and large-scale human genome studies for a wide variety of diagnostic and discovery applications. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Our success depends on the demand of complete human genome sequencing increasing substantially from its current levels. The development of the market for complete human genome sequencing and the success of our service depend in part on the following factors:

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

•

the development of software tools, such as bioinformatics systems, to efficiently search, correlate and manage genomic data to assist our customers in effectively analyzing the genomic data we provide.

For instance, demand for our genome sequencing service may decrease if researchers fail to find meaningful correlations between genetic variation and disease susceptibility through complete human genome studies. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting pharmaceutical and other life science companies and changes in government programs that provide funding to companies and research institutions, could harm our business. If our target markets do not develop in a timely manner, demand for our service may grow at a slower rate than we expect, or may fall, and we may not achieve profitability.

To date, relatively few complete human genomes have been sequenced, in large part due to the high cost of large-scale sequencing. Our business plan assumes that the demand for sequencing complete human genomes will increase significantly as the cost of complete human genome sequencing decreases. This assumption may prove to be incorrect, or the increase in demand may take significantly more time than we anticipate. For example, potential customers may not think our cost reductions are sufficient to permit or justify large-scale sequencing. Moreover, some companies and institutions have focused on sequencing targeted areas of the genome that are believed to be primarily associated with disorders and diseases, as opposed to the entire genome. Demand for sequencing complete human genomes may not increase if these targeted sequencing strategies, such as exome sequencing, where selected regions containing key portions of genes are sequenced, prove to be more cost effective or are viewed as a more efficient method of genetic analysis than complete human genome sequencing. Since exome sequencing is significantly less expensive than the sequencing of an entire human genome, customers, including those with limited budgets, may choose to sequence exomes instead of complete human genomes.

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

Also, government funding of research and development is subject to the political process, which is inherently unpredictable. Any reduction in the funding of life science research and development or delay surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our services. For example, uncertainty regarding the size of the U.S. government’s 2012 -2013 budget for the National Institute of Health and related agencies may cause our customers to slow or delay purchases of our services. A reduction or delay in demand for our service will adversely affect our ability to achieve profitability.

The presence or absence in a specific quarter of one or more new large orders, or the cancellation of any previous large orders, may cause our results of operations and backlog to fluctuate significantly on a quarterly basis.

Since beginning commercial operations, we have received purchase orders or contracts from a limited number of customers each quarter, typically between 10 and 20 customers quarterly. Historically, the size of each purchase order has fluctuated between a few genomes and multiple hundreds of genomes. As a result, the presence or absence in a specific quarter of one or more new large orders, or the cancellation of any previous large orders, combined with our uncertain sales cycle and changes in the variables that influence conversion of orders into revenue, may cause our results of operations and our backlog to fluctuate on a quarterly basis. These fluctuations may be significant from one quarter to the next. In addition, our limited commercial history and the characteristic of our quarterly orders makes it very difficult to predict or forecast our future operating results and backlog.

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

As of September 30, 2011, we had a backlog of orders for sequencing approximately 4,800 genomes, which we believe could contribute approximately $24.0 million toward revenue over the next 12 months. This figure represents the number of genomes for which customers have placed sequencing orders that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

We may fail to complete backlog orders as we expect for many reasons. We may experience sequencing delays or customers may be delayed in providing samples for sequencing or might cancel orders. We are in the early stages of launching our services, and while we have been increasing our throughput capacity rapidly, we have in the past experienced growing backlog due to our inability to keep pace with new orders and in some cases due to lack of timely arrival of samples. Delays in sequencing for lack of capacity, lack of samples, or for any other reason could cause backlog orders to be cancelled by customers, which has happened to us at least once. Even with sufficient throughput capacity, we are not always in control of the rate at which we complete orders and therefore convert backlog to revenue. For example, customers often place firm orders with us before providing us with genomic samples, delaying our start of the sequencing process by weeks or months. A delay in receiving samples, particularly from a large order, may cause our results of operations to fluctuate significantly from one quarter to the next. Additionally, once we receive a customer’s samples, we test them to assure that they are of sufficient quality and quantity for sequencing. If not, we contact the customer and request additional samples, resulting in further delay. Also, customers may negotiate a period of time, measured in weeks or in some cases months, to accept or reject our sequencing reports once delivered. Customer acceptance in these instances is a prerequisite for recording revenue for those orders. For these reasons, you should use caution in adopting changes in, or the absolute amount of, our backlog as a proxy for market acceptance of our sequencing services or as an indicator of future revenue.

We must significantly increase our production capabilities in order to achieve profitability.

We have very limited experience in running a commercial-scale production facility. We have only one sequencing facility, which at present has the capacity to sequence approximately 750 complete human genomes per month. This capacity is significantly less than what would be required to achieve profitability. Our business plan assumes that we will be able to increase our capacity multiple fold.

We plan to increase the capacity of our sequencing facility by installing additional sequencing machines, improving our software and designing and installing newer generations of sequencing instruments that are currently under research and development. We may also construct satellite genome sequencing centers in the United States and elsewhere in the future. We may encounter difficulties in expanding our sequencing infrastructure, and we may not build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including issues due to third parties who provide the components of our technology platform. We are designing our next generation of sequencers that are targeted to be faster than our current sequencers. We may experience technical difficulties that may cause substantial delays and as a result hamper our efforts to achieve a significant increase in our capacity. As our sequencing capacity and demand for our sequencing services increases, we will be required to scale up our sample and library preparation capacity. We may encounter delays or difficulties in such expansion efforts. Generally, implementing improvements to our sequencing technology may involve significant changes that may result in delays, or may not achieve expected results. For example, we are experimenting with increasing the density of DNBs on our DNA arrays. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our need to increase capacity may require us to upgrade our machines to enhance our current production process. This may render our current machines obsolete sooner than anticipated. If this occurs, the value of these machines could be impaired and we may need to write down the value of this equipment, which could have a material impact on our financial statements.

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

In the past, we have had to resequence various genome samples as a result of contamination occurring in the sample preparation and library construction process. The sequencing process is highly sensitive, and the presence of any foreign substances during the preparation of the slide samples can corrupt the results of the sequencing process. The quality of our sequencing runs may also vary for other reasons. As we continue to refine the efficiency of our sequencing process, we may modify the protocols in various stages of the sequencing process, which may have unintended consequences requiring us to further modify the protocols and/or resequence genomes samples. Resequencing requires additional expense, time and capacity and delays in the delivery of data and in the recognition of revenue from the service. Samples may be contaminated in the future or the quality of our sequencing results may vary, which may damage our reputation and decrease the demand for our service.

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

In February 2009, the U.S. government enacted the American Recovery and Reinvestment Act of 2009, which we refer to as the Recovery Act, to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act, over $10 billion in research funding was provided to the National Institutes of Health, or NIH, through September 2010 to support the advancement of scientific research. A portion of the stimulus funding supported the analysis of genetic variation and biological function and may have a significant positive long-term impact on our business and the industry generally. If potential customers are unable to obtain stimulus money, they may reduce their research and development budgets, resulting in a decrease in demand for our service. Further, even if potential customers receive these stimulus funds, they may not purchase our services, and we may not benefit from the Recovery Act. In addition, it is unclear what will happen to demand for our services after the stimulus funds from the Recovery Act have been allocated and fully spent.

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

Our business has grown rapidly, and we expect this growth to continue as we expand our sequencing capacity. For example, we had three employees at the end of 2005 and 247 employees as of September 30, 2011. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

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

We plan to expand our operations to include satellite genome sequencing centers outside of the United States. Because the laws of certain countries currently prohibit the export of DNA, we will have to establish local facilities to access those markets and establish a presence in other markets. To date, we have not expanded our operations outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may be unsuccessful. In addition, we will face risks in doing business internationally that could increase our operating costs, including the following:

•	economic conditions in various parts of the world;

•

unexpected and more restrictive laws and regulations, including those laws governing ownership of intellectual property, collection and use of personal information and other privacy considerations, hazardous materials and other activities important to our business;

•	new and different sources of competition;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	the difficulty of managing and staffing satellite genome sequencing centers and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•	fluctuations in exchange rates; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our services in certain foreign markets.

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

In the future, we may enter into joint ventures or acquire other businesses, products or technologies. Because we have not entered into any joint ventures or made any acquisitions to date, our ability to do so successfully is unproven. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all, or successfully integrate any acquired business, products or technologies into our operations. If we do enter into any joint ventures or complete acquisitions, we may not strengthen our competitive position or achieve our goals, alternatively these transactions may be viewed negatively by customers or investors. In addition, we may have difficulty integrating and motivating personnel, technologies and operations from acquired businesses and retaining and motivating key personnel from those businesses. Joint ventures and acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including section 404 of the Sarbanes-Oxley Act of 2002.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the related rules of the Securities and Exchange Commission require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, our management and registered public accounting firm will be required to provide a report on the effectiveness of our internal control over financial reporting with our annual report for the fiscal year ending December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

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

It is possible that, in addition to our current litigation, we may in the future receive, particularly as a public company, communications from competitors and others alleging that we may be infringing their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property or threatening litigation. For example, an educational institution has invited us to engage in negotiations for the license of certain of that institution’s patent rights. We have not yet determined whether we will seek such a license. In addition to patent infringement claims, third parties may assert copyright, trademark or other proprietary rights against us. We may not be able to successfully defend against the claims asserted by Illumina, or future claims, and our business may suffer if we are found to have infringed upon the patents held by Illumina, or if future claims are brought against us.

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

The genomic sequencing industry includes several large companies that have rights to many broad issued patents and pending patent applications. Competitors in this industry have fiercely litigated their patent positions and alleged infringements by others. For example, Illumina and Affymetrix were involved in long and expensive patent litigation relating to DNA sequencing technology. This litigation resulted in a settlement involving the payment of $90 million by one party to the other.

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

Our stock price is volatile, and from November 11, 2010, the first day of trading of our common stock, to November 1, 2011, the trading prices of our stock have ranged from $18.55 to $4.70 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•

announcements by us or our competitors of new products or services, significant contracts, commercial relationships, acquisitions, capital commitments or changes in the outlook of the market for genomic sequencing products and services;

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

In recent years, the stock market in general, and the market for technology and life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

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

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of November 1, 2011, we had 33,182,920 shares of common stock outstanding. On August 23, 2011, 17,817,281 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

Certain of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to approximately 21.7 million shares of our common stock, including shares issuable upon exercise of outstanding options. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to the volume limitations described above.

We also registered 6,628,347 shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

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

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.	10-K	03/30/2011	4.8

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

November 14, 2011	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Form

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Oxford Finance Corporation, dated March 25, 2011.	10-K	03/30/2011	4.8

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.