Form 10-Q
period 2012-03-31
COMPLETE GENOMICS INC
filed 2012-05-09
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,885,734.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(in thousands, except par value and share data)
Assets
Current assets
Cash and cash equivalents	$47,120	$77,074
Short-term investments	15,998	6,000
Accounts receivable	5,979	6,488
Inventory	6,900	4,121
Prepaid expenses	1,708	1,141
Other current assets	153	341

Total current assets	77,858	95,165
Property and equipment, net	34,001	33,592
Other assets	1,415	1,446

Total assets	$113,274	$130,203

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,215	$5,363
Accrued liabilities	7,187	5,400
Notes payable, current	22,939	7,099
Deferred revenue	11,159	10,026

Total current liabilities	45,500	27,888
Notes payable, net of current	—	16,162
Deferred rent, net of current	3,334	3,539

Total liabilities	48,834	47,589

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $0.001 – 5,000,000 shares authorized and no shares outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value – 300,000,000 shares authorized and 33,704,334 shares issued and outstanding at March 31, 2012; 300,000,000 shares authorized and 33,409,638 shares issued and outstanding at December 31, 2011	34	33
Additional paid-in capital	295,834	293,777
Accumulated deficit	(231,428)	(211,196)

Total stockholders’ equity	64,440	82,614

Total liabilities and stockholders’ equity	$113,274	$130,203

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
	(in thousands, except share and per share data)
Revenue	$3,908	$6,833
Costs and expenses:
Costs of revenue	5,298	6,582
Research and development	8,693	6,808
Sales and marketing	5,253	2,700
General and administrative	4,136	2,780

Total costs and expenses	23,380	18,870

Loss from operations	(19,472)	(12,037)
Interest expense	(764)	(340)
Interest and other income (expense), net	4	(84)

Net loss	$(20,232)	$(12,461)

Net loss per share attributed to common stockholders—basic and diluted	$(0.60)	$(0.48)

Weighted-average shares of common stock outstanding used in computing net loss per share attributed to common stockholders—basic and diluted	33,482,456	25,959,929

Comprehensive loss	$(20,232)	$(12,461)

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(20,232)	$(12,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,653	2,544
Change in inventory reserves	—	32
Change in fair value of warrant liability	—	96
Stock-based compensation	1,377	494
Noncash interest expense related to notes payable	319	27
Other	71	7
Changes in assets and liabilities
Accounts receivable	440	(2,442)
Inventory	(2,779)	772
Prepaid expenses	(567)	331
Other current assets	188	24
Other assets	18	(110)
Accounts payable	(395)	96
Accrued liabilities	1,624	590
Deferred revenue	1,133	1,282
Deferred rent	(205)	(184)

Net cash used in operating activities	(15,355)	(8,902)

Cash flows from investing activities
Purchase of available-for-sale securities	(15,998)	—
Proceeds from maturities of available-for-sale securities	6,000	—
Purchase of property and equipment	(4,804)	(2,870)
Purchase of patent	—	(250)

Net cash used in investing activities	(14,802)	(3,120)

Cash flows from financing activities
Proceeds from notes payable	—	20,000
Repayment of notes payable	(478)	(8,205)
Proceeds from issuance of common stock, net of costs	564	—
Proceeds from issuance of common stock under equity incentive plans	117	100

Net cash provided by financing activities	203	11,895

Net decrease in cash and cash equivalents	(29,954)	(127)
Cash and cash equivalents at beginning of period	77,074	68,918

Cash and cash equivalents at end of period	$47,120	$68,791

Supplemental disclosure of cash flow information
Cash paid for interest	$599	$315
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for common stock in connection with term debt	$—	$987
Acquisition of property and equipment under accounts payable	$(753)	$94

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

The Company has incurred net operating losses and significant negative cash flow from operations during every year since inception. At March 31, 2012, the Company had an accumulated deficit of $231.4 million. Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income the Company will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the nine months beyond March 31, 2012. The Company’s recurring operating losses and negative cash flow from operations and its requirement for additional funding to execute its business objectives beyond this period gives rise to substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring additional funding options, including equity offerings and strategic corporate alliances to obtain additional financing to continue the development of its service offerings and the expansion of its business. There can be no assurance that the Company will be successful in its efforts to raise additional capital. Should the Company be unable to raise adequate financing on a timely basis, operations will need to be scaled back or discontinued.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission, without audit, and reflect all adjustments, consisting of adjustments of a normal, recurring nature, necessary to state fairly the Company’s interim financial information. The accounting principles and methods of computation adopted in these financial statements are the same as those of the audited financial statements for the year ended December 31, 2011.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2012. The financial results for any interim period are not necessarily indicative of financial results for the full year or any other interim period.

The Company operates as one segment, providing whole human genome sequencing and analysis.

The condensed consolidated financial statements include the accounts of Complete Genomics and those of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Adopted Accounting Standards

In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the three months ended March 31, 2012. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income. The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for the three months ended March 31, 2012 and was applied retrospectively. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

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

The Company depends on a limited number of suppliers, including sole- and single-source suppliers, of various critical components in the sequencing process. The loss of these suppliers, or their failure to supply the Company with the necessary components in sufficient quantities on a timely basis and without defect, could cause delays in the sequencing process and adversely affect the Company.

The Company derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of March 31, 2012 and December 31, 2011, the Company has $113,000 and $44,000, respectively, recorded as an allowance for doubtful account.

The Company allocates its revenues to individual countries based on the primary locations of its customers.

As of March 31, 2012 and December 31, 2011, customers representing greater than 10% of accounts receivable were as follows:

Customer	March 31, 2012	December 31, 2011
Customer A	25%	16%
Customer B	18%	13%

For the three months ended March 31, 2012 and 2011, customers representing greater than 10% of revenue were as follows:

Customer	Three months ended March 31, 2012	Three months ended March 31, 2011
Customer A	34%	*
Customer B	10%	*
Customer C	*	34%
Customer D	*	18%

*	Less than 10%

For the three months ended March 31, 2012 and 2011, countries representing greater than 10% of revenue were as follows:

Country	Three months ended March 31, 2012	Three months ended March 31, 2011
United States	85%	70%
The Netherlands	*	24%

*	Less than 10%

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potential dilutive shares, which include outstanding common stock options and restricted stock units and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2012	2011
Options to purchase common stock	4,057,836	2,875,125
Employee Stock purchase plan shares	286,405	—
Restricted stock units for common stock	15,003	27,500
Warrants to purchase common stock	1,533,823	2,165,323

Total	5,893,067	5,067,948

4. SHORT-TERM INVESTMENTS

Summary of Available-for-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Fixed income securities:
U.S. government securities	$15,998	$—	$—	$15,998

Total fixed income securities	$15,998	$—	$—	$15,998

December 31, 2011
Fixed income securities:
U.S. government securities	$6,000	$—	$—	$6,000

Total fixed income securities	$6,000	$—	$—	$6,000

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of March 31, 2012, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$47,330	$—	$—	$47,330
U.S. government securities (included in short-term investments)	$—	$15,998	$—	$15,998

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$74,376	$—	$—	$74,376
U.S. government securities (included in short-term investments)	$—	$6,000	$—	$6,000

Level 2 U.S. government securities are priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2012.

The Company has determined that its notes payable would be classified as a level 3 item in the fair value hierarchy. At March 31, 2012, the fair value of the notes payable approximates the carrying amount of $22.9 million. The estimated fair value of the notes payable was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturity of the items.

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,255	$1,617
Work-in-progress	4,668	1,923
Finished goods	977	581

	$6,900	$4,121

Property and Equipment, Net

Property and equipment, net, consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Computer equipment	$10,604	$10,442
Computer software	2,599	2,398
Furniture and fixtures	576	586
Machinery and equipment	32,884	30,017
Leasehold improvements	10,879	10,800
Equipment under construction	4,051	3,301

	61,593	57,544
Less: Accumulated depreciation and amortization	(27,592)	(23,952)

	$34,001	$33,592

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $3.7 million and $2.5 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued paid time off	$2,068	$1,840
Accrued compensation and benefits - other	3,288	1,909
Deferred rent, current	819	793
Other	1,012	858

	$7,187	$5,400

7. COMMITMENTS AND CONTINGENCIES

In October 2007, the Company entered into an agreement for office facilities consisting of approximately 10,560 square feet under an operating lease, which began on January 1, 2008. This agreement as amended expires in August 2016.

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

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense for the three months ended March 31, 2012 and 2011was $0.7 million and $0.5 million, respectively.

Future minimum lease payments under these non-cancellable operating leases as of March 31, 2012 are as follows:

(in thousands)
Years Ending December 31,
2012 (Nine months remaining)	$2,589
2013	3,025
2014	2,940
2015	3,020
2016	2,065

Total future minimum lease payments	$13,639

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

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company maintains certain cash account balances, and liability and other insurance, and that the Company pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude the Company from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel. As of December 31, 2011, the Company was in compliance with all the covenants in the Atel Loan Agreement. In February 2012, it became evident that the Company would violate a covenant in the Atel Loan Agreement as its 2011 consolidated financial statements would contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in the opinion on the financial statements from the Company’s independent registered public accounting firm. In February 2012, the Atel Loan Agreement was amended to include, among other things, a waiver for this covenant violation. Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income the Company will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the nine months beyond March 31, 2012. Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income the Company will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the nine months beyond March 31, 2012.

Oxford Loan Agreement

The loan and security agreement with Oxford (the “Oxford Loan Agreement”) provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), the Company must make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

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

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely files taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of the Company repaying any portion of its obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure its obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) the Company defaults in the payment of any amount payable under the agreement when due, or (5) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require the Company to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. In February 2012, it became evident that the Company would violate a covenant in the Oxford Loan Agreement given that its 2011 consolidated financial statements would contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in the opinion on the financial statements from the Company’s independent registered public accounting firm. In February 2012, the Oxford Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income the Company will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the nine months beyond March 31, 2012. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement have been reclassified to notes payable, current.

Future contractual loan payments under the Oxford and Atel loan agreements as of March 31, 2012 are as follows:

(in thousands)
Years Ending December 31,
2012 (Nine months remaining)	$7,957
2013	11,202
2014	8,295

Total payments	$27,454
Less:
Cash interest payment and balloon payment accretion	3,692
Unamortized portion of value of warrants issued in connection with Atel and Oxford loans	823

Total principal payments – notes payable, current	$22,939

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

In accordance with its Certificate of Incorporation and Bylaws, as well as Indemnification Agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that enables it to recover a portion of any amounts paid for future potential claims.

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company in the U.S. District Court in Delaware. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If the Company is found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted the Company’s motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or

(2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, a negative outcome in this matter could have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. In addition, the Company has incurred and anticipates that it will continue to incur significant expense and substantial time in defending these claims. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

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

8. COMMON STOCK

On March 8, 2012, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell from time to time, at its option, shares of its common stock through MLV, as its sales agent. On March 12, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission to its currently effective Registration Statement on Form S-3 (File No. 333- 178728) with respect to the sale of up to an aggregate of $30.0 million of the Company’s common stock through MLV pursuant to the ATM Agreement. The Company is required to pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock pursuant to the ATM Agreement and provide MLV with customary indemnification rights. As of March 31, 2012, the Company had received net proceeds of $0.6 million from the sale of an aggregate of 217,713 shares of common stock through MLV and had $29.4 million of its common stock remaining available to issue and sell under its current prospectus supplement relating to the ATM Agreement.

9. WARRANTS FOR COMMON STOCK

In March 2011, the Company issued a warrant to purchase 160,128 shares of common stock at an exercise price of $7.495 per share in connection with the Oxford Loan Agreement. The warrant expires on the seventh anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year contractual term; 75.01% volatility; 0% dividend rate; and a risk-free interest rate of 2.87%. The fair value of the warrant was determined to be $1.0 million and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. All of the warrants remain outstanding at March 31, 2012. The discount is being amortized to interest expense using the effective interest rate method over the 42-month term of the loan.

In December 2010, the Company issued a warrant to purchase 49,834 shares of common stock at an exercise price of $7.224 per share in connection with the Atel Loan Agreement. The warrant expires on the tenth anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 10 year contractual term; 76.2% volatility; 0% dividend rate; and a risk-free interest rate of 3.33%. The fair value of the warrant was determined to be $0.3 million and was recorded as a liability and a discount to the carrying value of the loan. The fair value of the warrant was recorded as a liability due to certain mandatory redemption features at the option of the holder. The discount is being amortized to interest expense using the effective interest rate method over the three-year term of the loan. These warrants were marked to market each reporting period until they were exercised. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

10. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The number of shares reserved for issuance under the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) increased by 1,300,000 shares and 668,192 shares, respectively, effective January 1, 2012. As of March 31, 2012, there were 3,610,953 and 1,746,709 shares available to be granted under the 2010 Plan and the ESPP, respectively.

Compensation Expense

During the three months ended March 31, 2012 and 2011, the Company granted stock options to purchase common stock as follows:

	Three Months Ended March 31,
	2012	2011
Number of options granted to employees	66,975	103,700
Weighted-average grant date fair value per share of options granted to employees	$1.96	$4.99
Total fair value of options granted to employees which vested	$916,000	$309,000

During the three months ended March 31, 2012 and 2011, the Company did not grant any options to nonemployees nor did it grant any restricted stock units.

The following table summarizes stock-based compensation expense from stock option and restricted stock unit awards to employees, directors and nonemployees as well as from employee purchase rights under the ESPP for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Employee awards and ESPP purchase rights	$1,374	$473
Nonemployee awards	3	21

Total compensation expense	$1,377	$494

As of March 31, 2012, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units of $11.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

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

We have targeted our complete human genome sequencing service at academic, governmental and other research institutions, as well as biopharmaceutical and healthcare organizations. In the DNA sequencing industry, whole human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. We perform our sequencing service at our Mountain View, California headquarters facility, which began commercial operation in May 2010. In the near term, we expect to use significant capital to expand our Mountain View sequencing capacity, and to fund our research and development initiatives, and our sales and marketing and general and administrative expenses to support our commercial operations and anticipated growth. In future years, we may construct additional genome centers in the United States and in other strategic markets to accommodate an expected growing, global demand for high-quality, low-cost whole human genome sequencing on a large scale.

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which no revenue has yet been recorded. As of March 31, 2012, we had a backlog of orders for sequencing approximately 5,700 genomes, which we believe could contribute approximately $27.0 million toward revenue over the next 12 months. The speed with which we can convert orders into revenue depends principally on:

•	the speed with which our customers provide us with qualified samples after submitting an order;

•	the rate at which our system can sequence a genome; and

•	the rate at which all significant contractual obligations are fulfilled.

Changes in these variables (or orders cancellations or reductions) will cause our results of operations to fluctuate, perhaps significantly. In addition, we are rapidly developing and implementing new generations of sample preparation handling and automation processes, sequencing instruments, and information analysis and storage systems. As a result, we have a very limited history to guide us in predicting variables like equipment and/or operating failure, throughput yield, customer delivery of qualified genomic samples and other factors that could affect revenue. We also experience delays from time to time due to challenges in implementing these new processes and systems.

We have not been profitable in any period since we were formed. We incurred net losses of $20.2 million and $12.5 million for the three months ended March 31, 2012 and 2011. As of March 31, 2012, our accumulated deficit was $231.4 million. We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalents balances and interest income we earn on these balances, will not be sufficient to meet our anticipated cash requirements for the nine months beyond March 31, 2012. Our recurring operating losses and negative cash flow from operations and our requirement for additional funding to execute our business objectives beyond this period gives rise to substantial doubt as to our ability to continue as a going concern.

We are seeking to raise additional capital, which may be from the sale of equity or convertible debt securities in public or private offerings, an additional credit facility, or a strategic partnership coupled with an investment in us, or a combination of the foregoing. For the purpose of raising additional capital, we entered into an At Market Issuance Sales Agreement, or ATM Agreement, with MLV & Co. LLC, or MLV, on March 8, 2012, pursuant to which we may sell from time to time, at our option, shares of our common stock through MLV, as our sales agent. We filed a prospectus supplement with the Securities and Exchange Commission to our currently effective Registration Statement on Form S-3 (File No. 333-178728) with respect to the sale of up to an aggregate of $30.0 million of our common stock under the ATM Agreement and have raised approximately $0.6 million thereunder. We are continuing to explore other capital-raising options.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. A limited number of customers accounted for all of the revenue we recognized for the three months ended March 31, 2012, with Inova Translational Medicine Institute and SAIC-Frederick, Inc., National Cancer Institute accounting for approximately 34% and 10% of this revenue, respectively. The loss of either of the customers named above could have a material adverse effect on our results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

There have been no significant changes in critical accounting policies during the three months ended March 31, 2012, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Adopted Accounting Standards

In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the three months ended March 31, 2012. The adoption of the guidance had no effect on our financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income. The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for the three months ended March 31, 2012 and was applied retrospectively. The adoption of the guidance had no effect on our financial position or results of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Three months ended March 31,		First Quarter 2012 vs. First Quarter 2011
	2012	2011	$ Change	% Change
			(unaudited)
Revenue	$3,908	$6,833	$(2,925)	(43)%
Costs and expenses:
Costs of revenue	5,298	6,582	(1,284)	(20)%
Research and development	8,693	6,808	1,885	28%
Sales and marketing	5,253	2,700	2,553	95%
General and administrative	4,136	2,780	1,356	49%

Total costs and expenses	23,380	18,870	4,510	24%

Loss from operations	(19,472)	(12,037)	(7,435)	(62)%
Interest expense	(764)	(340)	(424)	(125)%
Interest and other income (expense), net	4	(84)	88	105%

Net loss	$(20,232)	$(12,461)	$(7,771)	(62)%

Revenue

During the three months ended March 31, 2012, revenue decreased 43% to $3.9 million, compared to $6.8 million during the same period in 2011. While we recognized revenue for over 900 genomes in the three months ended March 31, 2012, compared to over 600 during the same period in 2011, our revenues decreased due to a significant decrease in the average selling price per genome.

For revenue recognized in the first quarter of 2011, the average selling price was approximately $10,000 per genome, which decreased to approximately $4,000 per genome for revenue recognized in the first quarter of 2012. This decrease in price per genome was driven both by competitive pricing pressures from alternatives to whole genome sequencing, such as exome sequencing, as well as aggressive price competition from other suppliers of whole human genome sequencing services. We expect to continue to face downward price pressure.

Costs of Revenue

During the three months ended March 31, 2012, cost of revenue decreased 20% to $5.3 million from $6.6 million during the same period in 2011 despite shipping genomic data for approximately 35% more genomes. This reduction in cost of revenue is a result of efficiencies gained in our sequencing processes and increases in our laboratory capacity while maintaining similar fixed costs.

Cost of revenue as a percent of revenue increased to 136% in the first quarter of 2012 from 96% in the first quarter of 2011. This increase in cost of revenue as a percent of revenue was due to a more rapid decline in pricing than unit costs. We anticipate that these costs as a percentage of revenue will fluctuate as our capacity utilization changes, as the sequencing price we charge to our customers changes and as we continue to improve and automate our sequencing processes.

Research and Development

Research and development expenses were $8.7 million during the three months ended March 31, 2012, compared to $6.8 million during the three months ended March 31, 2011, representing an increase of $1.9 million, or 28%. The increase in research and development expenses was primarily due to an increase in salaries and benefits expense of $0.9 million resulting from increased headcount, a $0.3 million increase in consulting expense, a $0.3 million due to increased stock based compensation expense, a $0.2 million increase in facilities expense, and a $0.1 million increase in depreciation expense.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and to reduce the cost of our sequencing service. Consequently, we believe that in the near future, our research and development expenses will increase.

Sales and Marketing

Sales and marketing expenses were $5.3 million during the three months ended March 31, 2012, compared to $2.7 million during the three months ended March 31, 2011, representing an increase of $2.6 million, or 95%. The increase in sales and marketing expenses is due primarily to an increase in employee salaries and benefits expense of $1.2 million resulting from increased headcount, $0.7 million incurred for the expense of genome sequencing services performed for marketing purposes during the first quarter of 2012 versus no expense in the first quarter of 2011, and $0.2 million due to increased stock based compensation expense. The remaining increase in expenses was primarily a result of the growth of our sales and marketing activities to support the increased sales activity.

General and Administrative

General and administrative expenses were $4.1 million for the three months ended March 31, 2012, compared to $2.8 million for the three months ended March 31, 2011, representing an increase of $1.4 million, or 49%. The increase was primarily due to an increase in employee salaries and benefits of $0.2 million due to increased headcount, $0.4 million resulting from increased legal expenses due to the pending litigation against Illumina, Inc., $0.2 million due to increased stock based compensation, $0.1 million due to increased facility costs, and $0.1 million resulting from increased bad debt expense.

Interest Expense

During the three months ended March 31, 2012, we incurred interest expense of $0.8 million compared to $0.3 million during the three months ended March 31, 2011. The increase in interest expense between the two periods was primarily due to higher debt balances related to our loans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended March 31, 2012 was an income of $4,000 compared to expense of $84,000 for the three months ended March 31, 2011. The change between the two periods was primarily due to the change in the valuation of our warrant liability in the first quarter of 2011. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in an accumulated deficit of $231.4 million as of March 31, 2012. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities, proceeds from our initial public offering, follow-on public offerings and term debt. As of March 31, 2012, we had working capital of $32.4 million, consisting of $77.9 million in current assets and $45.5 million in current liabilities. As of December 31, 2011, we had working capital of $67.3 million, consisting of $95.2 million in current assets and $27.9 million in current liabilities. Cash in excess of immediate operating requirements is invested primarily in money market funds and short-term investments in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent and short-term investment balances, including interest income we earn on those balances, will not be sufficient to meet our anticipated cash requirements for the nine months beyond March 31, 2012. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt on our ability to continue as a going concern.

Our requirement for additional funding to execute our business objectives gives rise to substantial doubt as to our ability to continue as a going concern. Additional sources of capital, which are not in place at this time, may be from the sale of equity or convertible debt securities in a public or private offering, an additional credit facility, or a strategic partnership coupled with an investment in the Company or a combination of the foregoing. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. The issuance of any equity securities will also dilute our current stockholders.

In order to raise additional capital to fund our operations we entered into an the ATM Agreement with MLV on March 8, 2012, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell from time to time, at our option, shares of our common stock through MLV, as our sales agent. On March 12, 2012, we filed a prospectus supplement with the Securities and Exchange Commission to our currently effective Registration Statement on Form S-3 (File No. 333- 178728) with respect to the sale of up to an aggregate of $30.0 million of our common stock through MLV pursuant to the ATM Agreement. As of March 31, 2012, we had received net proceeds of $0.6 million from the sale of an aggregate of 217,713 shares of common stock through MLV and we had $29.4 million of our common stock remaining available to issue and sell under our current prospectus supplement relating to the ATM Agreement.

We may be unable to raise sufficient additional capital or financing on terms that are acceptable, if at all. Given the risks associated with our business, including our operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we cannot guarantee that we will be able to raise additional capital in the amounts or timeframe we require, if at all. If we fail to raise additional capital in sufficient amounts and in a timely manner, we will be unable to operate our business to December 31, 2012.

Cash Flows for the Three Months Ended March 31, 2012 and 2011

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(15,355)	$(8,902)
Net cash used in investing activities	(14,802)	(3,120)
Net cash provided by financing activities	203	11,895

Net decrease in cash and cash equivalents	$(29,954)	$(127)

Operating Activities

Net cash used in operating activities was $15.4 million during the three months ended March 31, 2012 and consisted of a net loss of $20.2 million and a net increase in operating assets and liabilities of $0.6 million, offset by noncash items of $5.4 million. Noncash items for the three months ended March 31, 2012 consisted primarily of the noncash interest expense related to notes payable of $0.3 million, depreciation expense of $3.7 million and stock-based compensation expense of $1.4 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and inventory of $0.6 million and $2.8 million, respectively, partially offset by a decrease in accounts receivable of $0.4 million, an increase of accrued liabilities of $1.6 million and an increase of deferred revenue of $1.1 million. The decrease in accounts receivable and deferred revenue were due to decreased revenue during the first three months of 2012. The increase in accrued liabilities was primarily due to an increase in accrued compensation and benefits.

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

Investing Activities

Net cash used in investing activities was $14.8 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 amount represents net purchases of investments of $10.0 million and purchases of property and equipment of $4.8 million. The 2011 amount related entirely to purchases of property and equipment. The purchases of property and equipment during the first three months of 2012 and 2011 were primarily for sequencing equipment used in production.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 of $0.2 million consisted of net proceeds from the issuance of common stock of $0.6 million and proceeds from the issuance of common stock under equity incentive plans of $0.1 million. These proceeds were partially offset by repayments of notes payable of $0.5 million.

Net cash provided by financing activities during the three months ended March 31, 2011 of $11.9 million consisted primarily of $20.0 million in proceeds from our term loan with Oxford. These proceeds were partially offset by repayments on term loans of $8.2 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis and we expect this trend to continue as our cash expenditures will remain significant in the short-term. We plan to fund our short-term liquidity requirements using cash and cash equivalents and short term investments, including interest income earned on those balances. At April 1, 2012, our principal short-term liquidity needs are:

•	to fund our operating losses;

•	to fund our working capital for commercial operations, including personnel costs and other operating expenses;

•	to expand the sample preparation, sequencing and computing capacity in our Mountain View and Santa Clara leased facilities;

•	to finance the further research and development of our sequencing technology and services;

•	to finance sales and marketing and general and administrative activities; and

•	to service our debt obligations.

We have a capital intensive business model and, based on our current operating plans, we forecast investing approximately $15 million in additional capital during the remainder of 2012. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to expand our business and build our infrastructure.

In addition to our continued expenditures for the expansion of our Mountain View sequencing capacity, further development of our sequencing technology and services, and expansion of our sales and marketing activities, our principal long-term liquidity needs are:

•	to fund our working capital for commercial operations, including any growth in working capital required by growth in our business;

•	to finance the possible development of additional sequencing centers; and

•	to service our debt obligations.

The timing and amount of our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the financial success of our genome sequencing business;

•	our ability to increase the sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara leased facilities;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our term loan(s) is accelerated if an event of default is triggered;

•	the rate at which we establish satellite genome sequencing centers, if any, and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	our ability to obtain CLIA certification and capture clinical customers;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

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

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we maintain certain cash account balances, and liability and other insurance, and that we pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude us from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel. As of December 31, 2011, we were in compliance with all the covenants in the Atel Loan Agreement. In February 2012, it became evident that we would breach a covenant in the Atel Loan Agreement as our 2011 consolidated financial statements would contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in the opinion on the financial statements from our independent registered public accounting firm. In February 2012, the Atel Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Oxford Loan Agreement

The loan and security agreement with Oxford (the “Oxford Loan Agreement”) provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), we must make monthly payments equal to the accrued interest on the outstanding loan balance, and, following the Amortization Date through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

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

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of default and termination provisions. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require us to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. In February 2012, it became evident that we would breach a covenant in the Oxford Loan Agreement given that our 2011 consolidated financial statements would contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in the opinion on the financial statements from our independent registered public accounting firm. In February 2012, the Oxford Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income we will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the nine months beyond March 31, 2012. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement have been reclassified to notes payable, current.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2012 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$23,547	$8,821	$14,726	$—	$—
Interest(2)	3,907	1,985	1,922	—	—
Operating lease obligations(3)	13,638	3,458	5,840	4,340	—
Purchase obligations(4)	13,631	11,500	2,123	8	—

Total	$54,723	$25,764	$24,611	$4,348	$—

(1)	Represents our outstanding debt under our term loans as of March 31, 2012.
(2)	Represents interest payments on our outstanding debt under our term loans as of March 31, 2012.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists of purchase obligations related to our data center and non-cancellable orders for sequencing components. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

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

As of March 31, 2012, our investment portfolio consists of money market funds and fixed- income government securities. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest rate income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds and highly liquid short-term governmental securities, we do not believe we are subject to any material market interest rate risk exposure. We do not have any foreign currency or any other derivative financial instruments.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against us in the U.S. District Court in Delaware. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that our Complete Genomics Analysis Platform, and in particular our combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. If we are found to infringe one or more valid claims of a patent-in-suit and if the district court grants an injunction, we may be forced to redesign portions of our sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. On September 23, 2010, we filed our answer to the complaint as well as our counterclaims against the plaintiffs. On November 9, 2010, the U.S. District Court in Delaware granted our motion to transfer the case to the Northern District of California. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the ability to file lawsuits on these patents, including a limitation that Illumina may not re-file such lawsuits against us until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). We believe that we have substantial and meritorious defenses to the plaintiffs’ claims and intend to vigorously defend our position. However, a negative outcome in this matter could have a material adverse effect on our financial position, results of operations, cash flows and business. In addition, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending these claims. For more information regarding the risk of this litigation and future litigation, please see “Risk Factors—We currently are, and could in the future be, subject to litigation regarding patent and other proprietary rights that could harm our business” and “—We may incur substantial costs as a result of our current, or future, litigation or other proceedings relating to patent and other proprietary rights.” We are not currently able to estimate the potential loss, if any, that may result from this litigation.

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

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. Our revenue for the three months ended March 31, 2012 and 2011 was $3.9 million and $6.8 million, respectively. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, may make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or cancel certain business objectives or we may be unable to continue as a going concern.

Our capital requirements are substantial, particularly as we further develop our business, expand the sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara, California leased facilities and eventually establish satellite genome sequencing centers. Our business model requires us to make significant research and development investments in many areas including sample preparation, sequencing, and bioinformatics. Historically, we have financed our operations through private placements of preferred stock, convertible debt, borrowings under our credit facility, secured debt and through public offerings of our common stock.

We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent and short-term investment balances, including interest income we earn on those balances, will not be sufficient to meet our anticipated cash requirements for the nine months beyond March 31, 2012. Our requirement for additional funding to execute our business objectives beyond this period gives rise to substantial doubt as to our ability to continue as a going concern. We intend to seek additional funding through public sales or private placements of our equity and/or debt securities, an additional credit facility, collaborations and/or other strategic transactions.

We may not be able to raise sufficient additional financing on terms that are acceptable, if at all. Given the risks associated with our business, including our limited operating history and our new business model in an emerging industry, and recent difficulties for life sciences companies raising funds in the capital markets, we may be unable to raise additional capital in the amounts we require, if at all. In addition, if future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we fail to raise sufficient funds and continue to incur losses, our ability to operate our business, take advantage of strategic opportunities, further develop and enhance our technology or otherwise respond to competitive pressures could significantly suffer. If this happens, we may be forced to:

•	slow the commercialization of our services;

•	delay or terminate research or development programs;

•	delay the establishment of satellite genome sequencing centers;

•	seek to obtain funds through collaborative and licensing arrangements, which may require us to relinquish commercial rights or grant licenses on terms that are not favorable to us; or

•	curtail or cease operations.

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

•	the financial success of our genome sequencing business;

•	our ability to increase the sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara leased facilities;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	the rate at which we establish satellite genome sequencing centers, if any, and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

Our term loans contain restrictions that limit our flexibility in operating our business and provisions that enable the lenders to accelerate repayment of the outstanding amounts in the event of default.

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

A breach of any of these covenants or a material adverse change to our business could result in a default under either or both of our term loans. In addition, our term loan with Oxford Finance Corporation provides that an event of default will occur, among other instances, if there is a material adverse change in our business, operations or condition (financial or otherwise) or if there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan. These provisions are inherently subjective in nature. If we fail to raise additional capital in a timely manner, an event of default could occur under our term loan with Oxford. Upon the occurrence of an event of default under our term loans, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the term loans.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any annual or quarterly period since we were formed. We incurred net losses of $20.2 million and $12.5 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, our accumulated deficit was $231.4 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability in the near future. In addition, we expect our cash expenditures to remain significant in the near term, including expenditures for the expansion of our sample preparation, sequencing and computing capabilities, research and development, sales and marketing and general and administrative expenses. We may encounter unforeseen difficulties, complications and delays in our existing sequencing facility or establishing satellite genome sequencing centers and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report:

•	our ability to achieve profitability;

•	our need for and ability to obtain the capital necessary to operate and expand our business;

•	the timing of our receipt of customer samples;

•	the size and frequency of customer orders;

•	our ability to lower the average cost per genome that we sequence;

•	the average selling price we charge our customers for sequencing genomes;

•	the presence or absence in a specific quarter of one or more new large orders;

•	our ability to expand our sample preparation, sequencing and computing operations;

•	the demand for the sequencing of complete human genomes;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	risks associated with expanding our business into international markets;

•	our dependence on sole- or single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations, or integrate any businesses we may acquire with our business;

•	our dependence on, and our need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods are not necessarily indicative of our future operating performance.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our last Annual Report.

The report from our independent registered public accounting firm dated March 8, 2012 for the year ended December 31, 2011 includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Our success depends on the growth in demand for analysis of genetic variation and biological function, and the shift in demand to whole human genome sequencing.

We are currently targeting customers for our genome sequencing service in academic centers, medical research centers, government research institutions, biopharmaceutical companies and health care organizations. Our customers are using our service for small- and large-scale human genome studies for a wide variety of diagnostic and discovery applications. These customers and applications are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Our success depends on the demand of whole human genome sequencing increasing substantially from its current levels. The development of demand for whole human genome sequencing and the success of our service depend in part on the following factors:

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

•

the development of software tools, such as bioinformatics systems, to efficiently search, correlate and manage genomic data to assist our customers in effectively analyzing the genomic data we provide; and

•	competitive product offerings.

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

In addition, customers of whole genome sequencing services have a number of service options available to them. For us to succeed, our customers will need to find our service alternative superior to services offered by our competitors.

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

We plan to increase the capacity of our sequencing facility by increasing our sample preparation capacity, upgrading our existing sequencers, installing additional sequencers, improving our software and designing and installing newer generations of sequencing instruments that are currently under research and development. We may also construct satellite genome sequencing centers in the United States and elsewhere in the future. We may encounter difficulties in expanding our sequencing infrastructure, and we may not be able to build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including issues due to third parties who provide the components of our technology platform. We are designing our next generation of sequencers that are targeted to be faster than our current sequencers. We may experience technical difficulties that may cause substantial delays and as a result hamper our efforts to achieve a significant increase in our capacity. As our sequencing capacity and demand for our sequencing services increases, we will be required to scale up our sample and library preparation capacity. We encountered delays and difficulties in scaling up our sample and library preparation capacity in the second half of 2011. We may also encounter delays or difficulties in our future sample and library expansion efforts. Generally, implementing improvements to our sequencing technology may involve significant changes that may result in delays, or may not achieve expected results. For example, we are experimenting with improved library construction processes and with advanced fluidics for our sequencing platform. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our need to increase capacity may require us to upgrade our machines to enhance our current production process. This may render our current machines obsolete sooner than anticipated. If this occurs, the value of these machines could be impaired and we may need to write down the value of this equipment, which could have a material impact on our financial statements.

We also plan to continue our efforts to reduce our turn-around time. We have a number of projects underway to do so. However, there can be no assurance that we will be successful in these efforts. In addition, from time to time, our turn-around time may increase if we encounter any operator or process failures, if we have to resequence genomes, or if our capacity does not keep up with our backlog. Failure to improve our turn-around time may cause us to lose existing or prospective orders.

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

In addition, we have significantly reduced the price of our complete human genome sequencing services over the past few quarters. This reduction in price has been driven in part by competitive pricing pressure. As our competitors reduce the price of their sequencing services, or as new competitors enter the market or expand their business model to include sequencing services, we expect increased pricing pressure, which may force us to further decrease the price of our genome sequencing service. Our gross profit and operating results will suffer if we are unable to offset any reductions in our prices by reductions in our costs through developing new or enhanced technologies or methods, or increasing our sales volumes.

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

The genome sequencing industry is highly competitive and is served by several large companies with significant competitive positions. For example, established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation are marketing instruments for genetic sequencing that impact demand for our services, and these companies have significantly greater financial, technical, marketing and other resources than we do to invest in new technologies and have substantial intellectual property portfolios and substantial experience in product development and regulatory expertise. Also, many other companies, such as NABsys, Inc., Oxford Nanopore Technologies, Ltd., Pacific Biosciences, Inc. and Perkin Elmer Corporation, have developed or are developing sequencing technologies or services that would compete with ours. Moreover, large established companies may acquire smaller companies with emerging technologies and use their extensive resources to develop and commercialize such technologies or incorporate such technologies into their instruments and services. For example, in 2010, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology company, and recently announced that the sequencing platform acquired from Ion Torrent may be able to sequence a genome for $1,000 in less than one day by the end of 2012.

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

While many of our existing competitors primarily sell sequencing instruments, they may also provide sequencing services like us. Since these competitors have already developed their own sequencing technology, they will not experience significant technological barriers to entry and can likely enter the sequencing services market fairly quickly and with little additional cost. For example, Illumina began providing whole genome sequencing services in-house and through its Illumina Genome Network in mid-2010, and Life Technologies has announced a collaboration to build a genome sequencing facility. Recently, Illumina reported that its outsourced sequencing business is gaining traction and that it sequenced over 900 genomes for its customers in the fourth quarter of 2011. Furthermore, many of these instrumentation companies have already established a significant market presence, have large cash balances and/or positive balances from their current businesses, and are trusted by customers in the industry. As established instrumentation companies offer sequencing services, many potential customers may purchase sequencing services from these companies instead of us, even if we offer superior technology and services.

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

As of March 31, 2012, we had a backlog of orders for sequencing approximately 5,700 genomes, which we believe could contribute approximately $27.0 million toward revenue over the next 12 months. This figure represents the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

We may fail to complete backlog orders as we expect for many reasons. We may experience sequencing delays or customers may delay providing samples for sequencing or might reduce or cancel orders. We are still scaling up our services, and while we have been increasing our throughput capacity rapidly, we have in the past experienced growing backlog due to our inability to keep pace with new orders, operational challenges in implementing new equipment and procedures, delays in processing orders and in some cases due to lack of timely arrival of samples. Delays in sequencing for lack of capacity, lack of samples, or for any other reason could cause backlog orders to be delayed or even cancelled by customers, which has happened on occasion. Even with sufficient throughput capacity, we are not always in control of the rate at which we complete orders and therefore convert backlog to revenue. For example, customers often place orders with us before providing us with genomic samples, delaying our start of the sequencing process by weeks or months. A delay in receiving samples, particularly from a large order, may cause our results of operations to fluctuate significantly from one quarter to the next. Additionally, once we receive a customer’s samples, we test them to assure that they are of sufficient quality and quantity for sequencing. If a sample fails this test, we contact the customer and request additional samples, resulting in further delay. Also, customers may negotiate a period of time, measured in weeks or in some cases months, to accept or reject our sequencing reports once delivered. Customer acceptance in these instances is a prerequisite for recording revenue for those orders. For these reasons, you should use caution in adopting changes in, or the absolute amount of, our backlog as a measure for market acceptance of our sequencing services or as an indicator of future revenue.

The emergence of competitive genome sequencing technologies may harm our business.

The success of our genome sequencing services will depend, in part, on our ability to continue to enhance the performance and decrease the cost of our genome sequencing technology. A number of genome sequencing technologies exist, and new methods and improvement to existing methods are currently being developed, including technology platforms developed by companies that we expect will directly compete with us as providers of sequencing services or instruments. These new technologies may result in faster, more cost-effective and more accurate sequencing methods than ours. For example, our sequencing technology does not currently cover all of the nucleotides in the genome. If competitive technologies emerge that sequence portions of the genome that our technology does not, our business could suffer if those portions contain important genomic information. We expect to face competition from emerging companies, including NABsys, Oxford Nanopore Technologies and Pacific Biosciences, as well as from established companies such as Illumina, Inc. As a result of the emergence of these competitive sequencing technologies, demand for our service may decline or never develop sufficiently to sustain our operations.

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

Our technology platform was developed and has been optimized for sequencing human DNA, and we do not intend to sequence non-human DNA. We face significant competition from established companies that sell genome sequencing instruments that can sequence both human and non-human DNA. Many of the academic and research institutions that are our target customers conduct studies on both human and non-human DNA. Prospective customers may choose to purchase sequencing instruments rather than services from us because of their broader sequencing application. Our competitors may also choose to provide sequencing services for non-human DNA. As a result, there may not be sufficient demand for our human genome sequencing service, which will harm our business.

We depend on a limited number of suppliers, including single-source suppliers, of various critical components for our sequencing process. The loss of these suppliers, or their failure to supply us with the necessary components on a timely basis, could cause delays in the current and future capacity of our sequencing center and adversely affect our business.

We depend on a limited number of suppliers, including some sole- and single-source suppliers, of various critical components for our sequencing process. We do not have long-term contracts with our suppliers or service providers. Because we do not have long-term contracts, our suppliers generally are not required to provide us with any guaranteed minimum production levels. As a result, we may not be able to obtain sufficient quantities of critical components in the future.

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

A delay or interruption by our suppliers may also harm our business. For example, the wafers that comprise the base of our sample slide are fabricated by SVTC Technologies, L.L.C. We have not yet qualified an alternative source for the supply of these wafers, which are critical to our sequencing process, and the custom manner in which these wafers are made may make it difficult to qualify other semiconductor suppliers to manufacture them for us. Similarly, an interruption of services by Amazon Web Services, on whom we rely to deliver finished genomic data to our customers, could result in our customers not receiving their data on time.

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following:

•	our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms;

•	delays by our suppliers could significantly limit our ability to sequence customer data and delay our efforts to increase our sequencing capacity;

•	quality issues that may not be immediately detected by our quality assurance team may arise causing disruption or delay in our operations;

•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all; and

•	delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects.

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

In the past, we have had to resequence various genome samples as a result of DNA samples that are degraded, improperly prepared or contaminated when we receive them, or as a result of contamination or other failures in the sample preparation and library construction process. The sequencing process is highly sensitive, and the presence of any foreign substances or variances in external factors, such as heat or moisture, during the preparation of the slide samples can corrupt the results of the sequencing process. The quality of our sequencing runs may also vary for other reasons. As we continue to refine the efficiency of our sequencing process, we may modify the protocols in various stages of the sequencing process, which may have unintended consequences requiring us to further modify the protocols and/or resequence genomes samples. Resequencing requires additional expense, time and capacity and delays the delivery of data and the recognition of revenue from the service. Samples may be contaminated in the future or the quality of our sequencing results may vary, which may damage our reputation and decrease the demand for our service.

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

In addition, we do not control how our customers use the genomic data we provide. In most cases, we do not know the identity of the individuals whose DNA we sequence, the reason why their DNA is being sequenced or the intended use of the genomic data we provide. If our customers use our services or the resulting genomic data irresponsibly or in violation of legal restrictions, our reputation could be harmed and litigation could be brought against us.

Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our technology for certain applications or reduce the potential demand for our technology, either of which could have an adverse effect on our business, financial condition or results of operations.

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

In certain regions or for certain customers, we may seek to partner with others to assist us with sales, marketing and customer support functions. However, we may be unable to find appropriate third parties with whom to enter into these arrangements. Furthermore, if we do enter into these arrangements, these third parties may not perform as expected.

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

Our business has grown rapidly, and we expect this growth to continue as we expand our sequencing capacity. For example, we had three employees at the end of 2005 and 270 employees as of March 31, 2012. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

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

We plan to expand our operations to include satellite genome sequencing centers outside of the United States. Because the laws of certain countries currently prohibit the export of DNA, we will have to establish local facilities to access customers in those countries and establish a presence there. To date, we have not expanded our sequencing operations outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may be unsuccessful. In addition, we will face risks in doing business internationally that could increase our operating costs, including the following:

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

Although we are not currently subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, we have an internal program to seek CLIA certification. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. In order to receive a CLIA certification, we will have to expend time, money and effort to ensure that we meet the applicable quality and safety requirements, which may divert the attention of management and disrupt our core business operations. In addition, it may take us longer and/or require us to spend considerably more than planned resources to achieve CLIA certification. Without CLIA certification, we are not able to provide sequencing services to customers which require genomic data from a CLIA-certified laboratory.

Because demand and applications for genome sequencing is relatively new and rapidly evolving, we may become subject to additional future governmental regulation, which may place additional cost and time burdens on our operations.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. The life sciences and pharmaceutical industries, which are significant target industries for our services, have historically been heavily regulated. There are comprehensive federal and state laws regarding matters such as the privacy of patient information and research in genetic engineering. For example, if we inadvertently disclose private personal information in the course of providing our sequencing services, we could be prosecuted for violations of federal law.

Legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our growth opportunities. They could also extend existing regulations to cover our services. For example, medical diagnostic products may, depending on their intended use, be regulated as medical devices by the Food and Drug Administration, or FDA, if they are:

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

In addition, the FDA is focusing on genomic and diagnostic-related services, which has created uncertainty regarding the regulatory landscape. The FDA has recently taken actions suggesting that it interprets the applicable regulations expansively to cover certain genomic devices and services, particularly those sold directly to consumers. Since June 2010, the FDA has sent numerous letters to certain companies in DNA sequencing, including 23andMe, Inc., deCODE Genetics, Knome, Inc., Navigenics, Inc. and Pathway Genomics. In these letters, the FDA noted that it considers genetic tests marketed by these companies to be subject to FDA regulation and, accordingly, unapproved medical devices. Additionally, in March 2011, the FDA held a public two-day meeting discussing the appropriate regulation of the direct-to-consumer genetic tests. The FDA may extend this position to services such as ours. In addition, the FDA may implement new regulations that may be broad enough to cover our operations. Changes to the current regulatory framework, including the imposition of new regulations, could arise anytime, and we may be unable to obtain or maintain FDA or comparable regulatory approval or clearance for our services, if required. For example, the FDA may impose restrictions on the types of customers to which we can market and sell our services and the types of persons whose DNA we may sequence. Also, future legislation may require that research subjects or patients provide specific consent to have their DNA sequenced. This could require our customers to obtain new consents before they can submit DNA samples to us for sequencing.

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

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled personnel. In particular, we depend highly on the contributions of Clifford A. Reid, Ph.D., our President and Chief Executive Officer, and Radoje T. Drmanac, Ph.D., our Chief Scientific Officer. The loss of either of these executives could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. If either of these key executives were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity, both during the search for, and integration of, any such successor.

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

Our current litigation with Illumina or our involvement in any other future intellectual property litigation, including, or administrative proceedings could result in significant expense. Some of our competitors, including Illumina, Life Technologies and Affymetrix, have considerable resources available to them. We, on the other hand, are an early-stage commercial company with comparatively few resources available to us to engage in costly and protracted litigation. Intellectual property infringement claims asserted against us, whether with or without merit, could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our management’s and scientific personnel’s attention and may result in liability for substantial damages. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending against our current intellectual property infringement dispute with Illumina. In addition, our standard customer contract requires us to indemnify our customers for claims alleging that any of our products misappropriate or violate any third party patent, copyright, trade secret or other intellectual property or proprietary rights.

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

Our stock price is volatile, and from December 31, 2010 to March 31, 2012, the trading prices of our stock have ranged from $18.55 to $2.21 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	our ability to raise capital to continue our operations as a going concern;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	changes in earnings estimates or recommendations by securities analysts;

•

announcements by us or our competitors of new products or services, significant contracts, commercial relationships, acquisitions, capital commitments or changes in the outlook of the market for genomic sequencing products and services;

•	developments with respect to intellectual property rights;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	our commencement of, or involvement in, litigation;

•	announcements regarding equity or debt financing transactions;

•	any major changes in our board of directors or management;

•	changes in governmental regulations; and

•	a decrease in government funding of research and development or a slowdown in the general economy.

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

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of April 30, 2012, we had 33,885,734 shares of common stock outstanding. On August 23, 2011, 17,817,281 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

We also registered 6,468,272 shares of our common stock that are subject to outstanding stock options, RSUs and reserved for issuance under our equity plans and we expect to register an additional 1,968,192 shares of our common stock for issuance under our equity plans. Once registered, these shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.	10-K	03/30/2011	4.7

10.1	Amendment No. 2 to the Loan and Security Agreement by and between Oxford Finance Corporation and Complete Genomics, Inc. effective February 28, 2012.	10-K	03/09/2012	10.4g

10.2	Amendment No. 2 to the Loan and Security Agreement by and between Atel Finance Corporation and Complete Genomics, Inc. effective February 29, 2012.	10-K	03/09/2012	10.4h

10.3	At Market Issuance Sales Agreement between Complete Genomics, Inc. and MLV & Co. LLC dated March 8, 2012.	10-K	03/09/2012	10.1

10.4+	Offer Letter Employment Agreement, by and between Complete Genomics, Inc. and Arthur W. Homan, dated March 8, 2012.				X

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

May 9, 2012	By:	/s/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Complete Genomics, Inc.	8-K	11/16/2010	3.1

3.2	Amended and Restated Bylaws of Complete Genomics, Inc.	S-1/A	10/04/2010	3.4

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	10/20/2010	4.2

4.3	Form of Warrant to purchase shares of Common Stock issued in connection with the 2010 convertible bridge loan financing transaction.	S-1	07/30/2010	4.4

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated September 21, 2006.	S-1	07/30/2010	4.5

4.5	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated August 3, 2007.	S-1	07/30/2010	4.7

4.6	Form of Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement, dated July 30, 2008.	S-1	07/30/2010	4.9

4.7	Warrant to purchase shares of Common Stock issued in connection with the Loan and Security Agreement with Atel Ventures, Inc., dated December 17, 2010.	10-K	03/30/2011	4.7

10.1	Amendment No. 2 to the Loan and Security Agreement by and between Oxford Finance Corporation and Complete Genomics, Inc. effective February 28, 2012.	10-K	03/09/2012	10.4g

10.2	Amendment No. 2 to the Loan and Security Agreement by and between Atel Finance Corporation and Complete Genomics, Inc. effective February 29, 2012.	10-K	03/09/2012	10.4h

10.3	At Market Issuance Sales Agreement between Complete Genomics, Inc. and MLV & Co. LLC dated March 8, 2012.	8-K	03/12/2012	10.1

10.4+	Offer Letter Employment Agreement, by and between Complete Genomics, Inc. and Arthur W. Homan, dated March 8, 2012.				X

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.