Form 10-Q
period 2012-06-30
COMPLETE GENOMICS INC
filed 2012-08-09
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 34,293,284.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(in thousands, except par value and share data)
Assets
Current assets
Cash and cash equivalents	$39,258	$77,074
Short-term investments	4,000	6,000
Accounts receivable	7,139	6,488
Inventory	7,628	4,121
Prepaid expenses	1,663	1,141
Other current assets	77	341

Total current assets	59,765	95,165
Property and equipment, net	34,222	33,592
Other assets	1,196	1,446

Total assets	$95,183	$130,203

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,493	$5,363
Accrued liabilities	5,806	5,400
Notes payable, current	21,608	7,099
Deferred revenue	9,783	10,026

Total current liabilities	43,690	27,888
Notes payable, net of current	—	16,162
Deferred rent, net of current	3,117	3,539

Total liabilities	46,807	47,589

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $0.001 – 5,000,000 shares authorized and no shares outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value—300,000,000 shares authorized and 34,272,657 shares issued and outstanding at June 30, 2012; 300,000,000 shares authorized and 33,409,638 shares issued and outstanding at December 31, 2011	34	33
Additional paid-in capital	298,597	293,777
Accumulated deficit	(250,255)	(211,196)

Total stockholders’ equity	48,376	82,614

Total liabilities and stockholders’ equity	$95,183	$130,203

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenue	$8,693	$5,865	$12,601	$12,698
Cost and expenses:
Cost of revenue	8,122	6,122	13,420	12,704
Research and development	8,946	8,028	17,639	14,836
Sales and marketing	4,642	3,138	9,895	5,838
General and administrative	3,581	3,468	7,717	6,248
Restructuring charges	1,496	—	1,496	—

Total cost and expenses	26,787	20,756	50,167	39,626

Loss from operations	(18,094)	(14,891)	(37,566)	(26,928)
Interest expense	(735)	(810)	(1,499)	(1,150)
Interest and other income (expense), net	2	(258)	6	(341)

Net loss	$(18,827)	$(15,959)	$(39,059)	$(28,419)

Net loss per share — basic and diluted	$(0.55)	$(0.56)	$(1.16)	$(1.05)

Weighted-average shares of common stock outstanding used in computing net loss per share — basic and diluted	34,079,053	28,290,470	33,780,754	27,131,605

Comprehensive loss	$(18,827)	$(15,959)	$(39,059)	$(28,419)

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(39,059)	$(28,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,206	5,301
Change in inventory reserves	157	32
Change in fair value of warrant liability	—	361
Stock-based compensation	3,000	1,567
Noncash interest expense related to notes payable	492	108
Other	84	8
Changes in assets and liabilities
Accounts receivable	(698)	(2,320)
Inventory	(3,664)	(342)
Prepaid expenses	(522)	326
Other current assets	264	5
Other assets	225	(366)
Accounts payable	725	1,019
Accrued liabilities	252	1,561
Deferred revenue	(243)	1,338
Deferred rent	(422)	(381)

Net cash used in operating activities	(32,203)	(20,202)

Cash flows from investing activities
Purchase of available-for-sale securities	(15,998)	(43,657)
Proceeds from maturities of available-for-sale securities	17,998	—
Purchase of property and equipment	(7,443)	(7,822)
Purchase of patent	—	(250)

Net cash used in investing activities	(5,443)	(51,729)

Cash flows from financing activities
Proceeds from notes payable	—	20,000
Repayment of notes payable	(1,991)	(8,644)
Proceeds from issuance of common stock, net of costs	1,091	73,932
Proceeds from issuance of common stock under equity incentive plans	730	482

Net cash (used in) provided by financing activities	(170)	85,770

Net increase (decrease) in cash and cash equivalents	(37,816)	13,839
Cash and cash equivalents at beginning of period	77,074	68,918

Cash and cash equivalents at end of period	$39,258	$82,757

Supplemental disclosure of cash flow information
Cash paid for interest	$1,150	$953
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for common stock in connection with term debt	$—	$987
Acquisition of property and equipment under accounts payable	$405	$2,198
Reclassification of warrant liability to additional-paid-in capital upon exercise of warrant	$—	$643

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

The Company has incurred net operating losses and significant negative cash flow from operations during every year since inception. At June 30, 2012, the Company had an accumulated deficit of $250.3 million. Management believes that based on the current level of operations, cash and cash equivalents balances and interest income the Company will earn on these balances will not be sufficient to meet the anticipated cash requirements for the six months beyond June 30, 2012. The Company’s recurring operating losses and negative cash flow from operations and its requirement for additional funding to execute its business objectives beyond this period gives rise to substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company announced on June 5, 2012 that it has engaged Jefferies & Company, Inc. to act as financial advisor to the Company and to assist in its review of strategic alternatives, which could include a merger, business combination, equity investment or sale of the Company. There can be no assurance that the Company will be successful in executing on any of these possible strategic alternatives. If the Company is unable to execute on one of these possible strategic alternatives or otherwise raise additional financing on a timely basis, it will need to significantly scale back or discontinue operations.

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

The condensed consolidated financial statements include the accounts of Complete Genomics, Inc. and those of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Management determined that the decision to defer capital expenditures as part of the restructuring plan announced on June 5, 2012 (see note 11) was a change in circumstances that required an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property). Therefore, management performed an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property) by comparing the carrying value of these assets to the projected, undiscounted cash flows generated by these assets over the estimated remaining useful life of these assets. Management determined that the Company’s property and equipment and patent (intellectual property) were not impaired at June 30, 2012, as the projected undiscounted cash flows exceed the carrying value.

Summary of Significant Accounting Policies

The following accounting policy was adopted by the Company during the three months ended June 30, 2012 in addition to the significant accounting policies described in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

Restructuring Charges — The Company measures and accrues the liabilities associated with employee separation costs at fair value as of the date the restructuring plan is announced and terminations are communicated to employees. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates be made by the Company. It is the Company’s policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

Recent Adopted Accounting Standards

In May 2011, the FASB issued further guidance that generally aligns the principles of fair value measurements with International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective January 1, 2012. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income. The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective January 1, 2012 and was applied retrospectively. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

2. CONCENTRATION OF CREDIT RISKS AND OTHER RISKS AND UNCERTAINTIES

The Company is subject to all of the risks and uncertainties inherent in an early-stage company developing and promoting a new approach to DNA sequencing with limited cash and financing capabilities. These risks and uncertainties include, but are not limited to, significant capital requirements, limited management resources, intense competition, development of new technologies, capabilities and services, demand for DNA sequencing services, the need to develop new applications for DNA sequencing services and the changing nature of the DNA sequencing industry. The Company’s operating results may be materially affected by the foregoing factors.

The Company depends on a limited number of suppliers, including sole- and single-source suppliers, of various critical components in the sequencing process. The loss of these suppliers, or their failure to supply the Company with the necessary components in sufficient quantities on a timely basis and without defect, could cause delays in the sequencing process and adversely affect the Company.

The Company primarily derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of June 30, 2012 and December 31, 2011, the Company has $91,000 and $44,000, respectively, recorded as an allowance for doubtful account.

The Company allocates its revenues to individual countries based on the primary locations of its customers.

As of June 30, 2012 and December 31, 2011, customers representing greater than 10% of accounts receivable were as follows:

Customer	June 30, 2012	December 31, 2011
Customer A	17%	16%
Customer B	17%	13%
Customer C	11%	*

For the three and six months ended June 30, 2012 and 2011, customers representing greater than 10% of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
Customer	2012	2011	2012	2011
Customer A	15%	*	21%	*
Customer B	24%	*	20%	*
Customer C	*	30%	*	14%
Customer D	*	13%	*	*
Customer E	*	*	*	21%
Customer F	*	*	*	12%

*	Less than 10%

For the three and six months ended June 30, 2012 and 2011, countries representing greater than 10% of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
Countries	2012	2011	2012	2011
United States	84%	70%	85%	70%
United Kingdom	*	18	*	*
The Netherlands	*	*	*	16%

*	Less than 10%

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company’s potential dilutive shares, which include outstanding common stock options, restricted stock units, shares issuable under the employee stock purchase plan and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2012	2011
Options to purchase common stock	4,845,729	4,046,916
Employee Stock Purchase Plan purchase rights	286,927	83,562
Restricted stock units for common stock	1,223,669	27,500
Warrants to purchase common stock	1,533,823	1,533,823

Total	7,890,148	5,691,801

4. SHORT-TERM INVESTMENTS

Summary of Available-for-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012
Fixed income securities:
U.S. government securities	$4,000	$—	$—	$4,000

Total fixed income securities	$4,000	$—	$—	$4,000

December 31, 2011
Fixed income securities:
U.S. government securities	$6,000	$—	$—	$6,000

Total fixed income securities	$6,000	$—	$—	$6,000

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of June 30, 2012, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$38,832	$—	$—	$38,832
U.S. government securities (included in short-term investments)	$—	$4,000	$—	$4,000

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$74,376	$—	$—	$74,376
U.S. government securities (included in short-term investments)	$—	$6,000	$—	$6,000

Level 2 U.S. government securities are priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2012.

The Company has determined that its notes payable would be classified as a Level 3 item in the fair value hierarchy. At June 30, 2012, the fair value of the notes payable was approximately $20.5 million compared to the carrying amount of $21.6 million. The Company estimated the fair value of the notes payable based on the cost of capital for comparable public companies that have similar default and credit risks, using a conventional discounted cash flow methodology. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturity of the items.

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$2,256	$1,617
Work-in-progress	4,073	1,923
Finished goods	1,299	581

	$7,628	$4,121

Property and equipment, net

Property and equipment, net, consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Computer equipment	$10,604	$10,442
Computer software	2,631	2,398
Furniture and fixtures	575	586
Machinery and equipment	31,551	30,017
Leasehold improvements	11,094	10,800
Equipment under construction	8,900	3,301

	65,355	57,544
Less: Accumulated depreciation and amortization	(31,133)	(23,952)

	$34,222	$33,592

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was $3.6 million and $2.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $7.2 million and $5.3 million, respectively. In June 2012, the Company accelerated the amortization of certain leasehold improvements and depreciation of certain furniture and fixtures associated with a leased facility that the Company determined to vacate in July 2012 as part of its restructuring plan announced on June 5, 2012 (see footnote 11). The impact of the accelerated depreciation and amortization related to the vacated facility for the three and six months ended June 30, 2012 was $0.3 million.

Accrued liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued paid time off	$2,289	$1,840
Accrued compensation and benefits—other	903	1,909
Accrued restructuring charges	874	—
Deferred rent, current	840	793
Other	900	858

	$5,806	$5,400

7. COMMITMENTS AND CONTINGENCIES

In October 2007, the Company entered into an agreement for office facilities consisting of approximately 10,560 square feet under an operating lease, which began on January 1, 2008. This agreement, as amended, expires in August 2016.

In October 2008, the Company entered into an agreement for office facilities consisting of approximately 66,096 square feet under an operating lease, which began on March 1, 2009 and expires in August 2016.

In April 2011, the Company entered into an agreement for office facilities consisting of approximately 19,334 square feet under an operating lease, which began on July 15, 2011 and expires in March 2013. In connection with the restructuring plan (see Note 11), the Company determined to vacate these facilities in July 2012.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense for the three months ended June 30, 2012 and 2011 was $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2012 and 2011 rent expense was $1.3 million and $1.0 million, respectively.

Future minimum lease payments under these non-cancellable operating leases as of June 30, 2012 are as follows:

(in thousands)
Years ending December 31,
2012 (six months remaining)	$1,726
2013	3,025
2014	2,940
2015	3,020
2016	2,065

Total future minimum lease payments	$12,776

Term Loans

On December 17, 2010, the Company entered into a loan and security agreement with Atel Ventures, Inc. (“Atel”). On March 25, 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (“Oxford”).

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

In connection with the Atel Loan Agreement, the Company issued to Atel a warrant to purchase 49,834 shares of common stock at an exercise price of $7.224 per share. The warrant was exercised in full on June 17, 2011.

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company maintains certain cash account balances, and liability and other insurance, and that the Company pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude the Company from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel, or defaulting under the term loan with Oxford (described below). In February 2012, the Company determined that it violated a covenant in the Atel Loan Agreement because its audited 2011 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in the opinion on the financial statements from the Company’s independent registered public accounting firm. The Atel Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Oxford Loan Agreement

The loan and security agreement with Oxford (the “Oxford Loan Agreement”) provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), the Company made monthly payments equal to the accrued interest on the outstanding loan balance. After the Amortization Date and through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on the existing term loan agreement with Comerica Bank. Following repayment of the outstanding indebtedness, the Comerica Loan Agreement was terminated. The Oxford Loan Agreement is secured by a senior priority on all of the Company’s assets, excluding its intellectual property and those assets securing borrowings under the Atel loan agreement. In addition, the Company agreed not to pledge its intellectual property to another entity without Oxford’s approval or consent.

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

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that the Company timely files taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of the Company repaying any portion of its obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure its obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) the Company defaults in the payment of any amount payable under the agreement when due, or (5) the Company breaches any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require the Company to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. In February 2012, the Company determined that it violated a covenant in the Oxford Loan Agreement because its audited 2011 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in the opinion on the financial statements from the Company’s independent registered public accounting firm. The Oxford Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income the Company will earn on these balances will not be sufficient to meet the anticipated cash requirements for the six months beyond June 30, 2012. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement have been reclassified to notes payable, current.

Future contractual loan payments under the Oxford and Atel loan agreements as of June 30, 2012 are as follows:

(in thousands)
Years ending December 31,
2012 (six months remaining)	$5,894
2013	11,202
2014	8,295

Total payments	25,391
Less:
Cash interest payment and balloon payment accretion	3,058
Unamortized portion of value of warrants issued in connection with Atel and Oxford loans	725

Total principal payments - notes payable	$21,608

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

In accordance with its Certificate of Incorporation and Bylaws, as well as Indemnification Agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that enables it to recover a portion of certain amounts paid for future potential claims.

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company, in the U.S. District Court for Delaware. The U.S. District Court in Delaware subsequently granted the Company’s motion to transfer the case to the U.S. District Court for the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the plaintiffs’ ability to file lawsuits on these patents, including a limitation that the plaintiffs may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of a patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. In addition, the Company has incurred and anticipates that it will continue to incur significant expense and invest substantial time in defending against these claims. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

On June 15, 2012, a second patent infringement lawsuit was filed by Illumina, Inc. and Illumina Cambridge Ltd. (a subsidiary of Illumina), or the plaintiffs, against the Company, in the U.S. District Court for the Southern District of California. The case caption is Illumina, Inc. and Illumina Cambridge Ltd. v. Complete Genomics, Inc., Civil Action No. ‘12CV1465 AJB BGS. The complaint alleges that Complete Genomics’ Analysis Platform infringes upon one patent held by Illumina. The plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. On July 9, 2012, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of the patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. In addition, the Company anticipates that it will incur significant expense and invest substantial time in defending against these claims. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

From time to time, the Company may become involved in other legal proceedings and claims arising in the ordinary course of its business. Other than as described above, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate has a material adverse effect on its financial position, results of operations, cash flows or business.

8. COMMON STOCK

On March 8, 2012, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell from time to time, at its option, shares of its common stock through MLV, as its sales agent. On March 12, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission to its currently effective Registration Statement on Form S-3 (File No. 333- 178728) with respect to the sale of up to an aggregate of $30.0 million of the Company’s common stock through MLV pursuant to the ATM Agreement. The Company is required to pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock pursuant to the ATM Agreement and provide MLV with customary indemnification rights. As of June 30, 2012, the Company had received proceeds of $1.2 million from the sale of an aggregate of 398,047 shares of common stock through MLV and had $28.8 million of its common stock remaining available to issue and sell under its current prospectus supplement relating to the ATM Agreement.

9. WARRANTS FOR COMMON STOCK

In March 2011, the Company issued a warrant to purchase 160,128 shares of common stock at an exercise price of $7.495 per share in connection with the Oxford Loan Agreement. The warrant expires on the seventh anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year contractual term; 75.01% volatility; 0% dividend rate; and a risk-free interest rate of 2.87%. The fair value of the warrant was determined to be $1.0 million and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. All of the warrants remain outstanding at June 30, 2012. The discount is being amortized to interest expense using the effective interest rate method over the 42-month term of the loan.

In December 2010, the Company issued a warrant to purchase 49,834 shares of common stock at an exercise price of $7.224 per share in connection with the Atel Loan Agreement. The warrant expires on the tenth anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 10 year contractual term; 76.2% volatility; 0% dividend rate; and a risk-free interest rate of 3.33%. The fair value of the warrant was determined to be $0.3 million and was recorded as a liability and a discount to the carrying value of the loan. The fair value of the warrant was recorded as a liability due to certain mandatory redemption features at the option of the holder. The discount was being amortized to interest expense using the effective interest rate method over the three-year term of the loan. These warrants were marked to market each reporting period until they were exercised. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

10. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The number of shares reserved for issuance under the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) increased by 1,300,000 shares and 668,192 shares, respectively, effective January 1, 2012. As of June 30, 2012, there were 1,572,806 and 1,400,308 shares available to be granted under the 2010 Plan and the ESPP, respectively.

Compensation Expense

During the three and six months ended June 30, 2012 and 2011, the Company granted stock options to purchase common stock and restricted stock units as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Number of options granted to non-employees	4,000	—	4,000	—
Number of options granted to employees	1,437,103	1,443,300	1,504,078	1,547,000
Weighted-average grant date fair value per share of options granted to employees	$2.05	$7.62	$2.05	$7.44
Total fair value of options granted to employees which vested	$1,540	$658	$2,455	$993
Number of restricted stock units granted to employees	1,220,000	—	1,220,000	—
Weighted-average grant date fair value per share of restricted stock units	$2.07	$—	$2.07	$—

The following table summarizes stock-based compensation expense from stock option and restricted stock unit awards to employees, directors and nonemployees as well as from employee purchase rights under the ESPP for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Employee awards	$1,621	$1,044	$2,995	$1,517
Nonemployee awards	2	29	5	50

Total stock-based compensation expense	$1,623	$1,073	$3,000	$1,567

As of June 30, 2012, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units of $12.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

11. RESTRUCTURING CHARGES

On June 5, 2012, the Company announced a restructuring plan (the “Q2 2012 Plan”) to reduce employee headcount and defer capital expenditures in an effort to reduce cash consumption. The Company notified approximately 55 employees of their involuntary termination. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.5 million for the three and six months ended June 30, 2012. The restructuring charge is comprised of $1.4 million in employee severance benefits and $0.1 million related to contract cancellation charges and cancelled marketing program costs. As a result of the Q2 2012 Plan to defer capital expenditures, the Company reassessed the estimated useful lives of its sequencing equipment and determined that the equipment would be used until December 2017. This change in estimate was applied prospectively from the date of the assessment. Depreciation expense for the three and six months ended June 30, 2012 was reduced by $0.3 million, consisting of a $0.2 million decrease in cost of revenues for the three and six months ended June 30, 2012 and a $0.1 million decrease in inventory as of June 30, 2012.

As of June 30, 2012, the activity and liability balances related to the restructuring charge are as follows:

	Severance- related charges	Other	Total
	(in thousands)
Q2 2012 Plan	$1,391	$105	$1,496
Cash payments	(552)	—	(552)
Non-cash charges	—	(70)	(70)

Liability as of June 30, 2012	$839	$35	$874

At June 30, 2012, the remaining restructuring liability was included in accrued liabilities in the Condensed Consolidated Balance Sheet. The Company expects the remaining restructuring liability to be substantially paid by the end of 2012.

Also in connection with the Q2 2012 Plan, the Company determined to vacate one of its leased buildings in July 2012 (the lease for which will expire in March 2013). The Company will measure and accrue future facilities exit costs at fair value upon its exit and record the amount as a restructuring charge in the third quarter of 2012. The amount of the restructuring charge is anticipated to be approximately $0.6 million and will be substantially paid by the first quarter of 2013. These facilities exit costs will consist primarily of remaining contractual obligations under the lease agreement and operating and maintenance expenses incurred after vacating the facility.

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

We have targeted our complete human genome sequencing service at academic, governmental and other research institutions, as well as biopharmaceutical and healthcare organizations. In the DNA sequencing industry, whole human genome sequencing is generally deemed to be coverage of at least 90% of the nucleotides in the genome. We perform our sequencing service at our Mountain View, California headquarters facility, which began commercial operation in May 2010. In the near term, we expect to use our available capital to fund our research and development initiatives, obtain CLIA certification to supply sequenced genomes to clinical customers, and eventually grow our sales and marketing and general and administrative organization and expand our sequencing capacity to support our commercial operations and anticipated growth. In future years, we may construct additional genome sequencing centers in the United States and in other locations to accommodate an expected growing, global demand for high-quality, low-cost whole human genome sequencing on a large scale.

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which no revenue has yet been recorded. As of June 30, 2012, we had a backlog of orders for sequencing approximately 4,600 genomes, which we believe could contribute approximately $22.0 million toward revenue over the next 12 months. The speed with which we can convert orders into revenue depends principally on:

•	the speed with which our customers provide us with qualified samples after submitting an order;

•	the rate at which our system can sequence a genome; and

•	the rate at which all significant contractual obligations are fulfilled.

Changes in these variables (or orders cancellations or reductions) will cause our results of operations to fluctuate, perhaps significantly. We also have a very limited history to guide us in predicting variables like equipment and/or operating failure, throughput yield, customer delivery of qualified genomic samples and other factors that could affect revenue.

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. A limited number of customers accounted for all of the revenue we recognized for the six months ended June 30, 2012, with Inova Translational Medicine Institute and SAIC-Frederick, Inc., National Cancer Institute accounting for approximately 21% and 20% of this revenue, respectively. The loss of one or more of the customers named above could have a material adverse effect on our future results of operations.

We have not been profitable in any period since we were formed. We incurred net losses of $18.8 million and $16.0 million for the three months ended June 30, 2012 and 2011, respectively. Also, we incurred net losses of $39.1 million and $28.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, our accumulated deficit was $250.3 million. We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalents balances and interest income we earn on these balances will not be sufficient to meet our anticipated cash requirements for the six months beyond June 30, 2012. Our recurring operating losses and negative cash flow from operations and our requirement for additional funding to execute our business objectives beyond this period gives rise to substantial doubt as to our ability to continue as a going concern.

The Company announced on June 5, 2012 that it has engaged Jefferies & Company, Inc. to act as financial advisor to the Company and to assist in its review of strategic alternatives, which could include a merger, business combination, equity investment or sale of the Company. There can be no assurance that the Company will be successful in executing on any of these possible strategic alternatives. If the Company is unable to execute on one of these possible strategic alternatives or otherwise raise additional financing on a timely basis, it will need to significantly scale back or discontinue operations.

On June 5, 2012, we also announced a restructuring plan to reduce headcount and defer capital expenditures in an effort to reduce cash consumption. We notified approximately 55 employees of their involuntary termination. As a result of the restructuring plan, we recorded a restructuring charge of $1.5 million for the three and six months ended June 30, 2012. The restructuring charge is comprised of $1.4 million in employee severance benefits and $0.1 million related to contract cancellation charges and cancelled marketing program costs. These amounts are being funded by our available working capital. As a result of the reductions in headcount, we expect to realize approximately $7.0 million of annualized savings.

As a result of the plan to defer capital expenditures, we reassessed the estimated useful lives of our sequencing equipment and determined that the equipment would be used until December 2017. This change in estimate was applied prospectively from the date of the assessment. Depreciation expense for the three and six months ended June 30, 2012 was reduced by $0.3 million, consisting of a $0.2 million decrease in cost of revenues for the three and six months ended June 30, 2012 and a $0.1 million decrease in inventory as of June 30, 2012.

We announced in connection with this restructuring plan that we would focus on development of clinical applications for our whole human genome sequencing service, while continuing to provide high-quality genomes to research customers. We will maintain our current monthly manufacturing capacity of approximately 1,000 genomes at 40x coverage or 500 genomes at 80x coverage and delay capacity expansion until demand for clinical-grade genomes supports expansion. The delay in expanding capacity will defer capital expenditures.

Also in connection with this restructuring plan, we determined to vacate one of our leased buildings in July 2012 (the lease for which will expire in March 2013). We will measure and accrue future facilities exit costs at fair value upon exit and record the amount as a restructuring charge in the third quarter of 2012. The amount of the restructuring charge is anticipated to be approximately $0.6 million and will be substantially paid by the first quarter of 2013. These facilities exit costs will primarily consist of remaining contractual obligations under the lease agreement and operating and maintenance expenses incurred after vacating the facility.

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

Management determined that the decision to defer capital expenditures as part of the restructuring plan announced on June 5, 2012 (see Note 11) was a change in circumstances that required an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property). Therefore, management performed an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property) by comparing the carrying value of these assets to the projected, undiscounted cash flows generated by these assets over the estimated remaining useful life of these assets. Management determined that the Company’s property and equipment and patent (intellectual property) were not impaired at June 30, 2012, as the projected undiscounted cash flows exceed the carrying value. However, management cannot assure that the property and equipment and patent (intellectual property) will remain recoverable in the future.

The following accounting policy was adopted during the three months ended June 30, 2012, in addition to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011:

Restructuring Charges – We measure and accrue contractual liabilities associated with employee separation costs at fair value as of the date the restructuring plan is announced and terminations are communicated to employees. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by us. It is our policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

Recent Adopted Accounting Standards

In May 2011, the FASB issued further guidance that generally aligns the principles of fair value measurements with International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective January 1, 2012. The adoption of the guidance had no effect on our financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income. The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective January 1, 2012 and was applied retrospectively. The adoption of the guidance had no effect on our financial position or results of operations.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Three months ended June 30,
	2012	2011	$ Change	% Change
			(unaudited)
Revenue	$8,693	$5,865	$2,828	48%
Cost and expenses:
Cost of revenue	8,122	6,122	2,000	33%
Research and development	8,946	8,028	918	11%
Sales and marketing	4,642	3,138	1,504	48%
General and administrative	3,581	3,468	113	3%
Restructuring charges	1,496	—	1,496	*

Total costs and expenses	26,787	20,756	6,031	29%

Loss from operations	(18,094)	(14,891)	(3,203)	22%
Interest expense	(735)	(810)	75	(9)%
Interest and other income (expense), net	2	(258)	260	(101)%

Net loss	$(18,827)	$(15,959)	$(2,868)	18%

*	Increase meaningless

Revenue

During the three months ended June 30, 2012, revenue was $8.7 million, compared to $5.9 million during the same period in 2011, an increase of 48%. We recognized revenue for over 2,100 genomes in the three months ended June 30, 2012, compared to over 900 during the same period in 2011, a 133% increase. The increase in our revenue resulted from the significant increase in the number of genomes for which revenue was recognized, offset by the decrease in the average selling price per genome.

During the second quarter of 2011, the average selling price per genome for revenue recognized was approximately $6,000, compared to approximately $4,000 during the second quarter of 2012. This decrease in price per genome was driven both by competitive pricing pressures from alternatives to whole genome sequencing, such as exome sequencing, as well as price competition from other suppliers of whole human genome sequencing services. We expect this price pressure to continue for the foreseeable future.

Cost of Revenue

During the three months ended June 30, 2012, cost of revenue was $8.1 million, compared to $6.1 million during the same period in 2011, a 33% increase. The modest increase in cost of revenue was achieved while recognizing revenue for approximately 133% more genomes than the same period last year. The increase in cost of revenue was primarily a result of the increase in the number of genomes for which revenue was recognized, offset by efficiencies gained in our sequencing processes and increases in our laboratory capacity utilization while maintaining similar fixed costs. During the second quarter of 2011, the average cost per genome for revenue recognized was approximately $6,500, compared to approximately $4,000 during the second quarter of 2012.

Cost of revenue as a percent of revenue was 93% in the second quarter of 2012, compared to 104% in the second quarter of 2011. This decrease in cost of revenue as a percent of revenue was due to improvements in our manufacturing process, offset by the decline in average selling prices. We anticipate that these costs as a percentage of revenue will fluctuate as our capacity utilization changes, as the sequencing prices we charge to our customers change and as we continue to improve and automate our sequencing processes.

Research and Development

Research and development expenses were $8.9 million during the three months ended June 30, 2012, compared to $8.0 million during the three months ended June 30, 2011, representing an increase of $0.9 million, or 11%. The increase in research and development expenses was primarily due to an increase in salaries and benefits expense of $0.7 million primarily resulting from increased employee headcount, a $0.3 million reduction in amounts capitalized for internal-use software, a $0.2 million increase in facilities expenses, a $0.2 million increase in depreciation expense and a $0.2 million increase in stock-based compensation expense. The overall increase in research and development expenses was partially offset by a decrease in development material expenses of $0.6 million.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput, to reduce the cost of our sequencing service and to commercialize new technologies that will lower costs and increase accuracy of our sequencing services. However, as result of our restructuring activities in June 2012, we believe that in the near future, our research and development expenses will decrease.

Sales and Marketing

Sales and marketing expenses were $4.6 million during the three months ended June 30, 2012, compared to $3.1 million during the three months ended June 30, 2011, representing an increase of $1.5 million, or 48%. The increase in sales and marketing expenses was due primarily to an increase in employee salaries and benefits expense of $0.9 million resulting from increased headcount, expenses incurred of $0.5 million for genome sequencing services performed for marketing purposes during the second quarter of 2012, and a $0.2 million increase in stock-based compensation expense. The overall increase in sales and marketing expenses was partially offset by a decrease in consulting expense of $0.1 million.

General and Administrative

General and administrative expenses were $3.6 million for the three months ended June 30, 2012, compared to $3.5 million for the three months ended June 30, 2011, representing an increase of $0.1 million, or 3%. The increase in general and administrative expenses was primarily due to a $0.1 million increase in stock-based compensation and a $0.2 million increase in facilities expenses, partially offset by a $0.1 million decrease in recruiting fees.

Restructuring Charges

On June 5, 2012, we announced a restructuring plan to reduce employee headcount and defer capital expenditures in an effort to reduce cash consumption. We notified approximately 55 employees of their involuntary termination. As a result of the restructuring plan, we recorded a restructuring charge of $1.5 million for the three months ended June 30, 2012. The restructuring charge was comprised of $1.4 million in employee severance benefits and $0.1 million related to contract cancellation charges and cancelled marketing programs. The Company expects the remaining restructuring charges in the amount of $0.9 million to be substantially paid by the end of 2012.

Interest Expense

During the three months ended June 30, 2012, we incurred interest expense of $0.7 million compared to $0.8 million during the three months ended June 30, 2011. The decrease in interest expense between the two periods was primarily due to lower debt balances related to our loans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended June 30, 2012 was income of $2,000 compared to expense of $0.3 million for the three months ended June 30, 2011. The change between the two periods was primarily due to the change in the valuation of our warrant liability in the second quarter of 2011. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Six months ended June 30,
	2012	2011	$ Change	% Change
			(unaudited)
Revenue	$12,601	$12,698	$(97)	(1)%
Cost and expenses:
Cost of revenue	13,420	12,704	716	6%
Research and development	17,639	14,836	2,803	19%
Sales and marketing	9,895	5,838	4,057	69%
General and administrative	7,717	6,248	1,469	24%
Restructuring charges	1,496	—	1,496	*

Total costs and expenses	50,167	39,626	10,541	27%

Loss from operations	(37,566)	(26,928)	(10,638)	40%
Interest expense	(1,499)	(1,150)	(349)	30%
Interest and other income (expense), net	6	(341)	347	(102)%

Net loss	$(39,059)	$(28,419)	$(10,640)	37%

*	Increase meaningless

Revenue

During the six months ended June 30, 2012, revenue was $12.6 million, compared to $12.7 million during the same period in 2011, a 1% decrease. We recognized revenue for approximately 3,000 genomes during the six months ended June 30, 2012, compared to approximately 1,600 genomes during the same period in 2011, an increase of 88%. The significant increase in the number of genomes for which revenue was recognized during the six months ended June 30, 2012 was more than offset by the decrease in the average selling price per genome.

During the first six months of 2011, the average selling price per genome for revenue recognized was approximately $8,000, compared to approximately $4,000 during the first six months of 2012. This decrease in price per genome was driven both by competitive pricing pressures from alternatives to whole genome sequencing, such as exome sequencing, as well as price competition from other suppliers of whole human genome sequencing services. We expect this price pressure to continue for the foreseeable future.

Cost of Revenue

During the six months ended June 30, 2012, cost of revenue was $13.4 million compared to $12.7 million during the same period in 2011, an increase of 6%. The slight increase in cost of revenue was achieved while shipping genomic data for approximately 88% more genomes than the same period last year. This increase in cost of revenue was primarily a result of the increase in the number of genomes for which revenue was recognized, offset by efficiencies gained in our sequencing processes and increases in our laboratory capacity utilization while maintaining similar fixed costs. During the first six months of 2011, the average cost per genome for revenue recognized was approximately $8,000, compared to approximately $4,500 during the first six months of 2012.

Cost of revenue as a percent of revenue increased to 106% in the first six months of 2012, compared to 100% in the first six months of 2011. This increase in cost of revenue as a percent of revenue was due to the decline in our average selling prices, outpacing the decline in our average unit costs. We anticipate that these costs as a percentage of revenue will fluctuate as our capacity utilization changes, as the sequencing prices we charge to our customers change and as we continue to improve and automate our sequencing processes.

Research and Development

Research and development expenses were $17.6 million during the six months ended June 30, 2012 compared to $14.8 million during the six months ended June 30, 2011, representing an increase of $2.8 million, or 19%. The increase in research and development expenses was primarily due to a $1.7 million increase in salaries and benefits expense resulting from increased headcount, a $0.5 million increase in facilities expenses, a $0.5 million increase in stock-based compensation expense, a $0.3 million increase in depreciation expense, a $0.3 million increase in development materials, and a $0.2 million increase in consulting expense. The increase in research and development expenses was partially offset by a $0.6 million decrease in non-revenue genomic services.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and to reduce the cost of our sequencing service. However, we believe that in the near future, our research and development expenses will decrease as a result of our restructuring plan executed in June 2012.

Sales and Marketing

Sales and marketing expenses were $9.9 million during the six months ended June 30, 2012 compared to $5.8 million during the six months ended June 30, 2011, representing an increase of $4.1 million, or 70%. The increase in sales and marketing expenses was due primarily to a $2.0 million increase in employee salaries and benefits expense due to increased headcount, $1.2 million for genome sequencing service expenses performed for marketing purposes, a $0.4 million increase in stock-based compensation expense, and a $0.2 million increase in both facilities expenses and travel expenses.

General and Administrative

General and administrative expenses were $7.7 million for the six months ended June 30, 2012 compared to $6.2 million for the six months ended June 30, 2011, representing an increase of $1.5 million, or 24%. The increase in general and administrative expenses was primarily due to an increase in employee salaries and benefits of $0.3 million due to increased headcount, a $0.4 million increase in legal expenses due to the pending litigation against Illumina, Inc., a $0.3 million increase in stock based compensation, a $0.3 million increase in facilities expenses, and a $0.1 million increase in our allowance for doubtful accounts.

Restructuring Charges

On June 5, 2012, we announced a restructuring plan to reduce employee headcount and defer capital expenditures in an effort to reduce cash consumption. We notified approximately 55 employees of their involuntary termination. As a result of the restructuring plan, we recorded a restructuring charge of $1.5 million for the six months ended June 30, 2012. The restructuring charge was comprised of $1.4 million in employee severance benefits and $0.1 million related to contract cancellation charges and cancelled marketing program costs. The Company expects the remaining restructuring charges in the amount of $0.9 million to be substantially paid by the end of 2012.

Interest Expense

During the six months ended June 30, 2012, we incurred interest expense of $1.5 million compared to $1.2 million during the six months ended June 30, 2011. The increase in interest expense was primarily due to higher debt balances outstanding during the first six months of 2012 when compared to the same period in 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the six months ended June 30, 2012 was an income of $6,000 compared to expense of $341,000 for the six months ended June 30, 2011. The change between the two periods was primarily due to the change in the valuation of our warrant liability in the first half of 2011. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in an accumulated deficit of $250.3 million as of June 30, 2012. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities, proceeds from our initial public offering, follow-on public offerings and term debt. As of June 30, 2012, we had working capital of $16.1 million, consisting of $59.8 million in current assets and $43.7 million in current liabilities. As of December 31, 2011, we had working capital of $67.3 million, consisting of $95.2 million in current assets and $27.9 million in current liabilities. Cash in excess of immediate operating requirements is invested primarily in money market funds and short-term investments in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

We believe that, based on our current level of operations and anticipated growth, our cash and cash equivalent and short-term investment balances, including interest income we earn on those balances, will not be sufficient to meet our anticipated cash requirements for the six months beyond June 30, 2012. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt on our ability to continue as a going concern. If we fail to raise additional capital in sufficient amounts and in a timely manner, we will be unable to operate our business as it is currently operated to December 31, 2012.

On June 5, 2012 we announced that we have engaged Jefferies & Company, Inc. to act as financial advisor to the Company and to assist in our review of strategic alternatives, which could include a merger, business combination, equity investment or sale of the Company. There can be no assurance that we will be successful in executing on any of these possible strategic alternatives. If we are unable to execute on one of these possible strategic alternatives or otherwise raise additional financing on a timely basis, we will need to significantly scale back or discontinue operations.

Cash Flows for the Six Months Ended June 30, 2012 and 2011

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(32,203)	$(20,202)
Net cash used in investing activities	(5,443)	(51,729)
Net cash (used in) provided by financing activities	(170)	85,770

Net (decrease) increase in cash and cash equivalents	$(37,816)	$13,839

Operating Activities

Net cash used in operating activities was $32.2 million during the six months ended June 30, 2012 and consisted of a net loss of $39.1 million and a net increase in operating assets and liabilities of $4.1 million, offset by noncash items of $11.0 million. Noncash items for the six months ended June 30, 2012 consisted primarily of the noncash interest expense related to notes payable of $0.5 million, depreciation expense of $7.2 million, a change in inventory reserves of $0.2 million and stock-based compensation expense of $3.0 million. The significant items impacting the net increase in operating assets and liabilities include increases in accounts receivable, inventory and prepaid expenses of $0.7 million, $3.7 million and $0.5 million, respectively, and decreases in deferred rent and deferred revenue of $0.4 million and $0.2 million, respectively. The net increase in operating assets and liabilities was partially offset by increases in accounts payable and accrued liabilities of $0.7 million and $0.3 million, respectively. The increase in accounts receivable and decrease in deferred revenue were due to increased revenue recognized during the second quarter of 2012. The increase in inventory was due to increased purchases of inventory to support orders in backlog and the increase in accounts payable was primarily due to the timing of receipts and payments for inventory and expenses at the end of the quarter.

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

Investing Activities

Net cash used in investing activities was $5.4 million and $51.7 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used for the six months ended June 30, 2012 represents proceeds from the maturities of short-term investment of $18.0 million, offset by net purchases of investments of $16.0 million and purchases of property and equipment of $7.4 million. Net cash used in investing activities during the six months ended June 30, 2011was due to the purchase of $43.7 million in available-for-sale investments, purchases of property and equipment of $7.8 million and the purchase of a patent for $0.2 million. The purchases of property and equipment during the first six months of 2012 and 2011 were primarily for sequencing equipment used in production.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2012 of $0.2 million consisted of repayments of notes payable of $2.0 million, offset by net proceeds from the issuance of common stock of $1.1 million and proceeds from the issuance of common stock under equity incentive plans of $0.7 million.

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

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis and we expect this trend to continue as our cash expenditures will remain significant in the short-term. We plan to fund our short-term liquidity requirements using cash and cash equivalents and short-term investments, including interest income earned on those balances. At July 1, 2012, our principal short-term liquidity needs are:

•	to fund our operating losses;

•	to fund our working capital for commercial operations, including personnel costs and other operating expenses;

•	to fund our activities relating to becoming a CLIA-certified and staffed laboratory for providing clinical-quality genome sequencing;

•	to finance the further research and development of our sequencing technology and services;

•	to finance sales and marketing and general and administrative activities; and

•	to service our debt obligations.

Based on our current operating plans, we forecast investing approximately $2 to $3 million in additional capital during the remainder of 2012. We anticipate that we will continue to incur net losses for the foreseeable future.

In addition to our eventually resuming expenditures for the expansion of our Mountain View sequencing capacity, further development of our sequencing technology and services, and expansion of our sales and marketing activities, our principal long-term liquidity needs are:

•	to fund our working capital for commercial operations, including any growth in working capital required by growth in our business;

•	to finance the possible development of additional sequencing centers; and

•	to service our debt obligations.

The timing and amount of our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the financial success of our genome sequencing business;

•	our ability to increase the sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara leased facilities;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our term loan(s) is accelerated if an event of default is triggered;

•	the rate at which we eventually establish satellite genome sequencing centers, if any, and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	our ability to obtain CLIA certification, staff our laboratory to deliver clinical-grade genome sequencing and capture clinical customers;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including the factors discussed under the caption “Risk Factors.” We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources faster than we currently expect.

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

The Atel Loan Agreement contains customary representations and warranties, covenants, including closing and advancing conditions, events of defaults and termination provisions. The affirmative covenants include, among other things, that we maintain certain cash account balances, and liability and other insurance, and that we pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude us from, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case without the prior consent of Atel, or defaulting under the term loan with Oxford (described below). In February 2012, we would breached a covenant in the Atel Loan Agreement because our audited 2011 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in the opinion on the financial statements from our independent registered public accounting firm. The Atel Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Oxford Loan Agreement

The loan and security agreement with Oxford (the “Oxford Loan Agreement”) provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by October 1, 2014 (the “Maturity Date”). Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until May 1, 2012 (the “Amortization Date”), we made monthly payments equal to the accrued interest on the outstanding loan balance. After the Amortization Date and through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

As a condition to the Oxford Loan Agreement, a portion of the term loan was used to repay the remaining balance of $7.4 million on our existing term loan agreement with Comerica Bank. Following repayment of the outstanding indebtedness, the Comerica Loan Agreement was terminated. The Oxford Loan Agreement is secured by a senior priority on all of our assets, excluding our intellectual property and those assets securing borrowings under the Atel loan agreement. In addition, we have agreed not to pledge our intellectual property to another entity without Oxford’s approval or consent.

In connection with the entry into the Oxford Loan Agreement, we issued to Oxford warrants to purchase an aggregate of 160,128 shares of our common stock (the “Warrant Shares”) at an exercise price of $7.495 per share. The warrants expire on the seventh anniversary of the issuance date. We also agreed to use best efforts to provide Oxford certain registration rights covering the Warrant Shares.

The Oxford Loan Agreement contains customary representations and warranties, covenants, closing and advancing conditions, events of default and termination provisions. The affirmative covenants include, among other things, that we timely file taxes, maintain certain operating accounts subject to control agreements in favor of Oxford, maintain liability and other insurance, and pledge security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in any merger or acquisition, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of Oxford. The Oxford Loan Agreement provides that an event of default will occur if (1) there is a material adverse change in our business, operations or condition (financial or otherwise), (2) there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan, (3) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in Oxford’s perfection or priority over the collateral, (4) we default in the payment of any amount payable under the agreement when due, or (5) we breach any negative covenant or certain affirmative covenants in the agreement (subject to a grace period in some cases). The repayment of the term loan is accelerated following the occurrence of an event of default or otherwise, which would require us to immediately pay an amount equal to the sum of: (i) all outstanding principal plus accrued but unpaid interest, (ii) the prepayment fee, (iii) the final payment, plus (iv) all other sums, that have become due and payable but have not been paid, including interest at the default rate with respect to any past due amounts. In February 2012, we breached a covenant in the Oxford Loan Agreement because our audited 2011 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in the opinion on the financial statements from our independent registered public accounting firm. The Oxford Loan Agreement was amended to include, among other things, a waiver for this covenant violation.

Management believes that based on the current level of operations and anticipated growth, cash and cash equivalents balances and interest income we will earn on these balances, will not be sufficient to meet the anticipated cash requirements for the six months beyond June 30, 2012. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement have been reclassified to notes payable, current.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2012 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$22,035	$9,813	$12,222	$—	$—
Interest(2)	3,356	1,780	1,576	—	—
Operating lease obligations(3)	13,638	3,458	5,840	4,340	—
Purchase obligations(4)	9,915	9,098	815	2	—

Total	$48,944	$24,149	$20,453	$4,342	$—

(1)	Represents our outstanding debt under our term loans as of June 30, 2012.
(2)	Represents interest payments on our outstanding debt under our term loans as of June 30, 2012.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists primarily of purchase obligations related to our data center, inventory purchases and non-cancellable orders for sequencing components. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

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

As of June 30, 2012, our investment portfolio consists of money market funds and fixed- income government securities. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest rate income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds and highly liquid short-term governmental securities, we do not believe we are subject to any material market interest rate risk exposure. We do not have any foreign currency or any other derivative financial instruments.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company, in the U.S. District Court for Delaware. The U.S. District Court in Delaware subsequently granted the Company’s motion to transfer the case to the U.S. District Court for the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the plaintiffs’ ability to file lawsuits on these patents, including a limitation that the plaintiffs may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of a patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on our financial position, results of operations, cash flows and business. In addition, the Company has incurred and we anticipate that it will continue to incur significant expense and invest substantial time in defending against these claims. We are not currently able to estimate the potential loss, if any, that may result from this litigation.

On June 15, 2012, a second patent infringement lawsuit was filed by Illumina, Inc. and Illumina Cambridge Ltd. (a subsidiary of Illumina), or the plaintiffs, against the Company, in the U.S. District Court for the Southern District of California. The case caption is Illumina, Inc. and Illumina Cambridge Ltd. v. Complete Genomics, Inc., Civil Action No. ‘12CV1465 AJB BGS. The complaint alleges that Complete Genomics’ Analysis Platform infringes upon one patent held by Illumina. The plaintiffs seek unspecified monetary damages (including treble damages) and injunctive relief. On July 9, 2012, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of the patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on our financial position, results of operations, cash flows and business. In addition, we anticipate that the Company will incur significant expense and invest substantial time in defending against these claims. We are not currently able to estimate the potential loss, if any, that may result from this litigation.

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

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business. Other than as described above, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our financial position, results of operations, cash flows or business.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We do not have sufficient cash to fund our operations to December 31, 2012.

We believe that based on the current level of our operations, cash and cash equivalents balances and interest income the Company will earn on these balances will not be sufficient to meet the Company’s anticipated cash requirements for the six months beyond June 30, 2012. The Company’s recurring operating losses and negative cash flow from operations and its requirement for additional funding to execute its business objectives beyond this period gives rise to substantial doubt as to the Company’s ability to continue as a going concern.

We announced on June 5, 2012 that we have engaged Jefferies & Company, Inc. to act as financial advisor to the Company and to assist in our review of strategic alternatives, which could include a merger, business combination, equity investment or sale of the Company. There can be no assurance that we will be successful in executing on any of these possible strategic alternatives. If we are unable to execute on one of these possible strategic alternatives or otherwise raise additional financing on a timely basis, we will need to significantly scale back or discontinue the Company’s operations.

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. Our revenue for the six months ended June 30, 2012 and 2011 was $12.6 million and $12.7 million, respectively. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

On June 5, 2012, we announced a restructuring plan under which we are delaying sequencing capacity expansion, deferring certain capital expenditures, eliminated approximately 55 employee positions, and shifting our focus from sequencing for research customers to sequencing for clinical customers. Among other risks, this restructuring could impact our ability to retain employees and secure new customers or maintain current or obtain anticipated orders for sequencing services from existing customers.

In the same June 5, 2012 announcement, we reported that the Company has engaged Jefferies & Company, Inc. to act as financial advisor to the Company and to assist in its review of strategic alternatives, which could include a merger, business combination, equity investment or sale of the Company. Among other risks, this announcement could similarly impact our ability to retain employees and secure new customers or maintain current or obtain anticipated orders for sequencing services from existing customers.

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or cancel certain business objectives or we may be unable to continue as a going concern.

Our capital requirements are substantial, particularly as we further develop our business, eventually resume expansion of sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara, California facilities. Our business model requires us to make significant research and development investments in many areas including sample preparation, sequencing, and bioinformatics. Historically, we have financed our operations through private placements of preferred stock, convertible debt, borrowings under our credit facility, secured debt and through public offerings of our common stock.

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

•	the financial success of our genome sequencing business;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	whether we are successful in obtaining payments from customers;

•	whether we can establish a recurring customer base, in particular with clinical customers;

•	the progress and scope of our research and development projects;

•	our progress in obtaining a CLIA license to operate a clinical laboratory;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

Our term loans contain restrictions that limit our flexibility in operating our business and provisions that enable the lenders to accelerate repayment of the outstanding amounts in the event of default.

Our term loans with Oxford Finance Corporation (“Oxford”) and Atel Ventures, Inc. (“Atel”) contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants or a material adverse change to our business could result in a default under either or both of our term loans. In addition, our term loan with Oxford provides that an event of default will occur, among other instances, if there is a material adverse change in our business, operations or condition (financial or otherwise) or if there is a material impairment in the prospects of us repaying any portion of our obligations under the term loan. These provisions are inherently subjective in nature. If we fail to raise additional capital in a timely manner, an event of default could occur under our term loan with Oxford. Upon the occurrence of an event of default under either of our term loans, both Oxford and Atel could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the term loans.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any annual or quarterly period since we were formed. We incurred net losses of $39.1 million and $28.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, our accumulated deficit was $250.3 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability in the near future. In addition, we expect our cash expenditures to remain significant in the near term, including expenditures for the shift and acceleration toward serving clinical customers, and eventually the expansion of our sample preparation, sequencing and computing capabilities, research and development, sales and marketing and general and administrative expenses relating to that strategic shift. We may encounter unforeseen difficulties, complications and delays in our existing sequencing facility and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report:

•	our ability to achieve profitability;

•	our need for and ability to obtain the capital necessary to operate and shift and expand our business for clinical applications;

•	the timing of our receipt of customer samples;

•	the size and frequency of customer orders;

•	our ability to lower the average cost per genome that we sequence;

•	the average selling price we charge our customers for sequencing genomes;

•	the presence or absence in a specific quarter of one or more new large orders;

•	our ability to expand our sample preparation, sequencing and computing operations, in particular if we see growth in demand from clinical customers;

•	our ability to obtain required licensing to operate as a CLIA laboratory for genome sequencing for clinical applications;

•	the demand for the sequencing of complete human genomes, from both research customers and clinical customers;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	the emergence and rate of growth in demand for genome sequencing for clinical applications;

•	risks associated with expanding our business into international markets;

•	our dependence on sole- or single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations;

•	our dependence on, and our need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

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

The report from our independent registered public accounting firm dated March 8, 2012 for the year ended December 31, 2011 includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Risks Related to Our Business

We may experience delays or incur significant expenses in becoming certified under the Clinical Laboratory Improvement Amendments of 1988.

Although we are not currently subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, we have recently applied for CLIA certification in California so that we can provide patient genomic data to clinicians for diagnostic and other medical purposes. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. In order to obtain CLIA certification, we have expended, and will be required to continue to expend, time, money and effort to ensure that we meet the applicable quality and safety requirements. In addition, it may take us longer and/or require us to spend considerably more than planned resources to achieve CLIA certification if our initial application is rejected or delayed.

Our application for that CLIA certification is based on our own laboratory developed test (“LDT”) as currently defined by the FDA. The FDA could change its regulations on LDTs, which could impact our ability to operate a CLIA-certified laboratory.

There is no guarantee that we will obtain CLIA certification, within the timeframe we expect or at all. Without CLIA certification, we will not able to provide sequencing services to customers which require genomic data from a CLIA-certified laboratory for clinical applications. Obtaining CLIA certification and providing genomic data for clinical uses is key to our business strategy.

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

Our success depends on the growth in demand for analysis of genetic variation and biological function, and the shift and growth in demand to whole human genome sequencing.

We are currently serving customers for our genome sequencing service in academic centers, medical research centers, government research institutions, biopharmaceutical companies and health care organizations. These customers are using our service for small- and large-scale human genome studies for a wide variety of diagnostic and discovery applications. We are seeking to shift our focus to clinical customers who would use genome sequencing to diagnose and to determine treatments for diseases.

These customers and applications are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Our success depends on the demand of whole human genome sequencing increasing substantially from its current levels. The development of demand for whole human genome sequencing and the success of our service depend in part on the following factors:

•	demand from researchers for whole human genome sequencing;

•	demand from clinicians for whole human genome sequencing;

•	the usefulness and cost effectiveness of genomic data in preventing, identifying or treating disease;

•	the willingness of third-party payers (such as insurance companies and Medicare) to reimburse for whole human genome sequencing in clinical applications;

•	the ability of our customers to successfully analyze the genomic data we provide;

•	the ability of researchers and clinicians to convert genomic data into medically valuable information;

•	the capacity and scalability of the hardware storage components necessary to store, manage, backup, retain and safeguard genomic data;

•

the development of software tools, such as bioinformatics systems, to efficiently search, correlate and manage genomic data to assist our customers in effectively analyzing the genomic data we provide; and

•	competitive product offerings.

For instance, demand for our genome sequencing service may decrease if researchers and clinicians are unable to effectively use and ultimately analyze the large amounts of genomic data from a whole human genome or if they fail to find meaningful correlations between genetic variation and disease susceptibility through whole human genome studies. In February 2012, our Genomic Discovery Partners Program was launched to facilitate the analysis of large amounts of genomic data. This program is a partnership with other analysis software providers whose analysis tools are compatible with our analysis tools. We cannot be certain this program will be successful. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting biopharmaceutical and other healthcare organizations and changes in government programs that provide funding to companies and research institutions, could harm our business. If our target markets do not develop in a timely manner, demand for our service may grow at a slower rate than we expect, or may fall, and we may not achieve profitability.

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

In addition, to date, reimbursement by third-party payers (such as insurance companies and Medicare) for whole genome sequencing for clinical purposes is rare. The cost-effectiveness of genome sequencing for the diagnosis and treatment planning for diseases is still being questioned. This is currently limiting demand for genome sequencing for clinical purposes.

In addition, customers of whole genome sequencing services have a number of service options available to them. For us to succeed, our customers will need to find our service alternative superior to services offered by our competitors.

We must eventually significantly increase our production capabilities in order to achieve profitability.

We have very limited experience in running a commercial-scale production facility. We have only one sequencing facility, which at present has the capacity to sequence approximately 1,000 complete human genomes per month. This capacity is significantly less than what would be required to achieve profitability. Our long-term business plan assumes that we will be able to increase our capacity multiple fold.

We plan to eventually increase the capacity of our sequencing facility by increasing our sample preparation capacity, upgrading our existing sequencers, installing additional sequencers, improving our software and designing and installing newer generations of sequencing instruments that are currently under research and development. We may also eventually construct satellite genome sequencing centers in the United States and elsewhere in the future. We may encounter difficulties in expanding our sequencing infrastructure, and we may not be able to build and improve this infrastructure in time to meet the volume, quality or timing requirements necessary to be successful. Manufacturing and supply quality issues may arise, including issues due to third parties who provide the components of our technology platform. We are designing our next generation of sequencers that are targeted to be faster than our current sequencers. We may experience technical difficulties that may cause substantial delays and as a result hamper our efforts to achieve a significant increase in our capacity. As our sequencing capacity and demand for our sequencing services increases, we will be required to scale up our sample and library preparation capacity. We encountered delays and difficulties in scaling up our sample and library preparation capacity in the second half of 2011. We may also encounter delays or difficulties in our future sample and library expansion efforts. Generally, implementing improvements to our sequencing technology may involve significant changes that may result in delays, or may not achieve expected results. For example, we are experimenting with improved library construction processes and with advanced fluidics for our sequencing platform. These experiments may be unsuccessful and may not lead to feasible technological improvements that increase the capacity or reduce the costs of our sequencing services. If capacity or cost limitations prevent us from meeting our customers’ expectations, we will lose revenue and our potential customers may take their business to our competitors.

Our need to increase capacity will eventually require us to upgrade our machines to enhance our current production process. This may render our current machines obsolete sooner than anticipated. If this occurs, the value of these machines could be impaired and we may need to write down the value of this equipment, which could have a material impact on our financial statements.

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

We expect that for the immediate future, our revenue will be derived primarily from selling our genome sequencing service to a relatively small number of academic, governmental and other research institutions, as well as biopharmaceutical and healthcare organizations. Our revenue may decline substantially due to reductions and delays in research and development expenditures by these customers, which depend, in part, on their budgets and the availability of government funding. Factors that could affect the spending levels of our customers include:

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

In addition, we have significantly reduced the price of our complete human genome sequencing services over the past year. This reduction in price has been driven in part by competitive pricing pressure. As our competitors reduce the price of their sequencing services, or as new competitors enter the market or expand their business model to include sequencing services, we expect increased pricing pressure, which may force us to further decrease the price of our genome sequencing service. Our gross profit and operating results will suffer if we are unable to offset any reductions in our prices by reductions in our costs through developing new or enhanced technologies or methods, or increasing our sales volumes.

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

In addition, many research, academic and other non-profit institutions are pursuing new sequencing technologies. These institutions often have access to significant government and other funding. For example, BGI (formerly known as Beijing Genomics Institute) in the People’s Republic of China offers a service similar to ours and may be funded by the government of China. In the United States, agencies such as the National Human Genome Research Institute provide funding to institutions to discover new sequencing technology. We may compete directly with these institutions, or these institutions may license their technologies to third parties with whom we would compete.

While many of our existing competitors primarily sell sequencing instruments, they may also provide sequencing services like us. Since these competitors have already developed their own sequencing technology, they will not experience significant technological barriers to entry and can likely enter the sequencing services market fairly quickly and with little additional cost. For example, Illumina began providing whole genome sequencing services in-house and through its Illumina Genome Network. Furthermore, many of these instrumentation companies have already established a significant market presence, have large cash balances and/or positive balances from their current businesses, and are trusted by customers in the industry. As established instrumentation companies offer sequencing services, many potential customers may purchase sequencing services from these companies instead of us, even if we offer superior technology and services.

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

As of June 30, 2012, we had a backlog of orders for sequencing approximately 4,600 genomes, which we believe could contribute approximately $22.0 million toward revenue over the next 12 months. This figure represents the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

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

The success of our genome sequencing services will depend, in part, on our ability to continue to enhance the performance and decrease the cost of our genome sequencing technology. A number of genome sequencing technologies exist, and new methods and improvement to existing methods are currently being developed, including technology platforms developed by companies that we expect will directly compete with us as providers of sequencing services or instruments. These new technologies may result in faster, more cost-effective and more accurate sequencing methods than ours. For example, our sequencing technology does not currently cover all of the nucleotides in the genome. If competitive technologies emerge that sequence portions of the genome that our technology does not, our business could suffer if those portions contain important genomic information. We face competition from a number of companies, including NABsys, Oxford Nanopore Technologies and Pacific Biosciences, as well as from established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation. As a result of the emergence of these competitive sequencing technologies, demand for our service may decline or never develop sufficiently to sustain our operations.

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

To grow our business as planned, we must eventually expand our sales, marketing and customer support capabilities. We may be unable to attract, retain and manage the specialized workforce necessary to gain market acceptance and successfully commercialize our services. In addition, developing these functions is time consuming and expensive.

We have recently reduced some of these capabilities, as part of the restructuring plan that we announced on June 5, 2012. The employee headcount reductions impacted our sales, marketing and customer support capabilities, which may make it even more difficult to retain remaining employees and to eventually hire new employees when growth in our business supports new hiring.

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

To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to eventually expand our genome sequencing capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully expand the commercialization of our services. In addition to enhancing our sequencing capacity, our future operating results will depend on our management’s ability to:

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

Our long-term plan is to expand our operations to include satellite genome sequencing centers outside of the United States. Because the laws of certain countries currently prohibit the export of DNA, we will have to establish local facilities to access customers in those countries and establish a presence there. To date, we have not expanded our sequencing operations outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may be unsuccessful. In addition, we will face risks in doing business internationally that could increase our operating costs, including the following:

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

We are subject, both directly and indirectly, to the potential adverse impact of existing and potential future government regulation of our business and services. The life sciences, pharmaceutical and medical services industries, which are important target industries for our services, have historically been heavily regulated. There are comprehensive federal and state laws regarding matters such as the privacy of patient information, quality of laboratory services and research in genetic engineering. For example, if we inadvertently disclose private personal information in the course of providing our sequencing services, we could face liability for violations of federal law.

Legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our growth opportunities. They could also extend existing regulations to cover our services. For example, medical diagnostic services may, depending on their intended use, be regulated as medical devices by the Food and Drug Administration, or FDA

Medical devices generally cannot be marketed without first receiving clearance or approval (depending on the regulatory pathway) from the FDA. We do not believe that our sequencing services are currently subject to the FDA’s medical device requirements. However, we cannot control how the genomic information we provide will be used by our customers.

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

We have applied for CLIA certification so that we can provide patient genomic data to clinicians for diagnostic and other medical purposes. Our application for that CLIA certification is based on our own laboratory developed test (“LDT”) as currently defined by the FDA. The FDA could change its regulations on LDTs, which could impact our ability to operate a CLIA-certified laboratory.

In any event, as we look to expand our business to include sequencing services intended to be used for the diagnosis of disease, we will likely become subject to further regulation by the FDA or other comparable agencies of other countries, which may require us to obtain regulatory approval or clearance before we can offer those services.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Illumina, Inc. and affiliated entities have filed two lawsuits against the Company alleging patent infringement by us. See Part II, Item 1. Legal Proceedings

As we enter our markets, it is possible other competitors will claim that our services infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Such competitors and other third parties may have obtained and may in the future obtain patents covering products or processes that are similar to or may include steps or processes used in our sequencing technology, allowing them to claim that the use of our technologies infringes these patents. In particular, we are aware of issued U.S. patents owned by competitors and other third parties, including Illumina, to which we do not have licenses that may relate to our sequencing technology and which pertain to, among other things:

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

We have licensed, from Callida Genomics, Inc., U.S. and international patents and patent applications relating to our business. Because the issuance of a patent is not conclusive of its validity or enforceability, our existing patent rights, and rights we may obtain in the future, may not provide us with meaningful protection. The patent rights on which we rely may be challenged and invalidated or may be interpreted not to be broad enough to cover the critical components of our technology. Our pending patent applications may have their claims limited or may not result in issued patents. Moreover, our patent rights become more limited as owned or licensed patents begin to expire in 2014. We will be able to protect our technologies from unauthorized use by third parties only to the extent that valid and enforceable patents or other proprietary rights cover them. Even if we have valid and enforceable patents or other proprietary rights, competitors may be able to design alternative methods or devices that avoid infringement of those patents or rights. Our key patent rights are licensed from Callida, which is owned by our Chief Scientific Officer and his spouse. If we materially breach the terms of this license, Callida may seek to terminate the license. If we lose our rights to use these patents, we may be forced to re-design our sequencing technology, which would be expensive and may not be possible.

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

Our current litigation with Illumina or our involvement in any other future intellectual property litigation, including, or administrative proceedings could result in significant expense. Some of our competitors, including Illumina, Life Technologies and Roche, have considerable resources available to them. We, on the other hand, are an early-stage commercial company with comparatively few resources available to us to engage in costly and protracted litigation. Intellectual property infringement claims asserted against us, whether with or without merit, could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our management’s and scientific personnels’ attention and may result in liability for substantial damages. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending against our current intellectual property infringement dispute with Illumina. In addition, our standard customer contract requires us to indemnify our customers for claims alleging that any of our products misappropriate or violate any third party patent, copyright, trade secret or other intellectual property or proprietary rights.

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

Our stock price is volatile, and from December 31, 2010 to June 30, 2012, the trading prices of our stock have ranged from $18.55 to $1.57 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

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

•	developments with respect to intellectual property rights;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	our commencement of, or involvement in, litigation;

•	announcements regarding equity or debt financing transactions;

•	any major changes in our board of directors or management;

•	changes in governmental regulations; and

•	a decrease in government funding of research and development or a slowdown in the general economy; and

•	speculation in our stock due our announced exploration of strategic alternatives using Jefferies & Company, Inc., a financial advisor engaged by our Board of Directors.

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

Our directors, executive officers and the holders of more than 5% of our common stock, together with their affiliates, are deemed to beneficially own over 60% of our outstanding common stock based on the number of shares outstanding on July 11, 2012. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of July 30, 2012, we had 34,293,284 shares of common stock outstanding. On August 23, 2011, 17,817,281 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with six-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for six years or, among other exceptions, the board of directors has approved the transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

August 9, 2012	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.