Form 10-Q
period 2012-09-30
COMPLETE GENOMICS INC
filed 2012-11-09
CIK 1361103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 34,488,711.

COMPLETE GENOMICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in thousands, except par value and share data)
Assets
Current assets
Cash and cash equivalents	$34,715	$77,074
Short-term investments	—	6,000
Accounts receivable	5,388	6,488
Inventory	6,764	4,121
Prepaid expenses	1,333	1,141
Other current assets	95	341

Total current assets	48,295	95,165
Property and equipment, net	31,393	33,592
Other assets	1,132	1,446

Total assets	$80,820	$130,203

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,974	$5,363
Accrued liabilities	5,980	5,400
Notes payable, current	19,436	7,099
Convertible notes payable	6,000	—
Deferred revenue	9,089	10,026

Total current liabilities	45,479	27,888
Notes payable, net of current	—	16,162
Deferred rent, net of current	2,899	3,539

Total liabilities	48,378	47,589

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.001 – 5,000,000 shares authorized and no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value—300,000,000 shares authorized and 34,457,289 shares issued and outstanding at September 30, 2012; 300,000,000 shares authorized and 33,409,638 shares issued and outstanding at December 31, 2011	34	33
Additional paid-in capital	300,652	293,777
Accumulated deficit	(268,244)	(211,196)

Total stockholders’ equity	32,442	82,614

Total liabilities and stockholders’ equity	$80,820	$130,203

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenue	$7,276	$4,177	$19,877	$16,875
Cost and expenses:
Cost of revenue	7,228	8,182	20,648	20,886
Research and development	8,867	9,546	26,506	24,382
Sales and marketing	3,678	3,455	13,573	9,293
General and administrative	4,675	3,810	12,392	10,058
Restructuring charges	144	—	1,640	—

Total cost and expenses	24,592	24,993	74,759	64,619

Loss from operations	(17,316)	(20,816)	(54,882)	(47,744)
Interest expense	(674)	(799)	(2,173)	(1,949)
Interest and other income (expense), net	1	9	7	(333)

Net loss	$(17,989)	$(21,606)	$(57,048)	$(50,026)

Net loss per share — basic and diluted	$(0.52)	$(0.65)	$(1.68)	$(1.72)

Weighted-average shares of common stock outstanding used in computing net loss per share — basic and diluted	34,334,730	33,076,940	33,966,760	29,135,162

Comprehensive loss	$(17,989)	$(21,606)	$(57,048)	$(50,026)

See accompanying notes to condensed consolidated financial statements.

COMPLETE GENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(57,048)	$(50,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,142	8,368
Increase in inventory reserves	269	480
Change in fair value of warrant liability	—	361
Stock-based compensation	4,725	2,905
Noncash interest expense related to notes payable	621	350
Other	194	25
Changes in assets and liabilities
Accounts receivable	1,100	2
Inventory	(2,912)	232
Prepaid expenses	(192)	291
Other current assets	246	(281)
Other assets	276	(368)
Accounts payable	456	1,357
Accrued liabilities	441	2,317
Deferred revenue	(937)	1,190
Deferred rent	(640)	(580)

Net cash used in operating activities	(43,259)	(33,377)

Cash flows from investing activities
Purchase of available-for-sale securities	(15,998)	(52,653)
Proceeds from maturities of available-for-sale securities	21,998	12,451
Purchase of property and equipment	(8,944)	(15,563)
Purchase of patent	—	(250)

Net cash used in investing activities	(2,944)	(56,015)

Cash flows from financing activities
Proceeds from notes payable	—	20,000
Proceeds from convertible notes payable	6,000	—
Repayment of notes payable	(4,307)	(9,096)
Proceeds from issuance of common stock, net of costs	1,091	73,932
Proceeds from issuance of common stock under equity incentive plans	1,060	549

Net cash provided by financing activities	3,844	85,385

Net decrease in cash and cash equivalents	(42,359)	(4,007)
Cash and cash equivalents at beginning of period	77,074	68,918

Cash and cash equivalents at end of period	$34,715	$64,911

Supplemental disclosure of cash flow information
Cash paid for interest	$1,683	$1,578
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants for common stock in connection with term debt	$—	$987
Acquisition of property and equipment under accounts payable	$(845)	$777
Reclassification of warrant liability to additional-paid-in capital upon exercise of warrant	$—	$643

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

On September 15, 2012, the Company, BGI-Shenzhen, a company organized under the laws of the People’s Republic of China (“BGI”), and Beta Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of BGI (the “Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BGI, through the Purchaser, has commenced an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Shares”), for $3.15 per share (the “Offer Price”) net to the selling stockholders in cash, without interest. Following successful consummation of the Offer and satisfaction of certain conditions, the Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of BGI (see Note 2). In connection with the Merger Agreement, the Company, BGI and BGI-HONGKONG Co., Limited, a limited company incorporated in Hong Kong and wholly owned subsidiary of BGI (the “Lender”) entered into a Convertible Subordinated Promissory Note (the “Note”). As of September 30, 2012, pursuant to the terms of the Note, the Company has drawn $6 million and may draw up to an aggregate principal amount of $30 million (see Note 8).

The Company has incurred net operating losses and significant negative cash flow from operations during every year since inception. At September 30, 2012, the Company had an accumulated deficit of $268.2 million. Management believes that without continued funding from BGI under the Note, based on the current level of operations, cash and cash equivalents balances, including interest income the Company will earn on these balances will not be sufficient to meet the anticipated cash requirements beyond January 31, 2013. If the Merger does not occur, the Company may be required to significantly reduce, restructure or cease operations. The Company’s recurring operating losses and negative cash flow from operations and its requirement for additional funding to execute its business objectives beyond this period gives rise to substantial doubt as to the Company’s ability to continue as a going concern if the Merger were not to occur. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Management determined that the decision to defer capital expenditures as part of the restructuring plan announced on June 5, 2012 (see Note 12) was a change in circumstances that required an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property). Therefore, in the second quarter of 2012, management performed an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property) by comparing the carrying value of these assets to the projected, undiscounted cash flows generated by these assets over the estimated remaining useful life of these assets. Management determined that the Company’s property and equipment and patent (intellectual property) were not impaired at June 30, 2012, as the projected undiscounted cash flows exceed the carrying value.

Summary of Significant Accounting Policies

The following accounting policy was adopted by the Company during the three months ended June 30, 2012 in addition to the significant accounting policies described in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

Restructuring Charges — The Company measures and accrues the liabilities associated with restructuring charges at fair value as of the date the restructuring plan is announced. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates be made by the Company. It is the Company’s policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

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

2. MERGER

On September 15, 2012, the Company, BGI and the Purchaser entered into the Merger Agreement, pursuant to which BGI, through the Purchaser, commenced the Offer to acquire all of the outstanding Shares, for the Offer Price net to the selling stockholders in cash, without interest. The Offer commenced on September 25, 2012, was extended on October 22, 2012 and is currently scheduled to expire at midnight, New York City time, on November 21, 2012, subject to further extension in certain circumstances as required or permitted by the Merger Agreement, the Securities and Exchange Commission (the “SEC”) or applicable law.

Completion of the Offer is subject to several conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer, the Merger or the other transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iii) the approval of each of the Ministry of Commerce of the People’s Republic of China (the “PRC”), the National Development and Reform Commission of the PRC and the State Administration of Foreign Exchange of the PRC; (iv) the Committee on Foreign Investment in the United States (“CFIUS”) shall have notified BGI and the Company in writing that it has determined not to investigate the transactions contemplated by the Merger Agreement (including the Offer and the Merger) pursuant to the powers vested in it by the Exon-Florio Amendment to the Defense Production Act of 1950 or, in the event that CFIUS has undertaken such an investigation, CFIUS has terminated such investigation or the President of the United States has determined not to take any action to suspend or prohibit the transactions contemplated by the Merger Agreement; (v) the absence of a material adverse effect on the Company; and (vi) certain other customary conditions.

The Merger Agreement also provides that following consummation of the Offer and satisfaction of certain conditions, the Merger will occur, with the Company surviving as a wholly owned subsidiary of BGI. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) BGI, the Purchaser, the Company or their respective subsidiaries or (ii) stockholders of the Company who properly exercised their appraisal rights under the Delaware General Corporation Law) will be converted into the right to receive the Offer Price.

If the Purchaser holds 90% or more of the outstanding Shares following the completion of the Offer, the parties will effect the Merger as a short-form merger without the need for approval by the Company’s stockholders. Otherwise, the Company may hold a special stockholders’ meeting to obtain stockholder approval of the Merger. Subject to the terms of the Merger Agreement, applicable law and the number of authorized and unissued Shares available under the Company’s certificate of incorporation, the Company has granted the Purchaser an irrevocable option (the “Top-Up Option”), exercisable after completion of the Offer, to purchase additional Shares (the “Top-Up Shares”) from the Company as necessary so that BGI and the Purchaser own one Share more than 90% of the total Shares outstanding immediately after the issuance of the Top-Up Shares on a fully diluted basis. The Purchaser will pay the Offer Price for each Share acquired through exercise of the Top-Up Option, with the Purchaser paying the Company the aggregate par value of the Top-Up Shares in cash and the balance of the aggregate price by delivery of a promissory note.

BGI and the Company have made customary representations, warranties and covenants in the Merger Agreement. In addition, the Company has agreed to conduct its business in all material respects in the ordinary course consistent with past practice, including not taking certain specified actions, prior to consummation of the Merger. The Merger Agreement, which has been unanimously adopted by the Company’s board of directors, can be terminated by BGI or the Company under certain circumstances, and the Company will be required to pay BGI a termination fee of $4.0 million plus 4% of any amounts drawn under the Note in connection with certain terminations.

In connection with the Merger Agreement, the Company, BGI and the Lender entered into the Note. Pursuant to the terms of the Note, the Company has drawn $6 million and may draw up to an aggregate principal amount of $30 million (see Note 8).

The foregoing description of the Offer, Merger, Merger Agreement and Note is only a summary, does not purport to be complete and is qualified in its entirety by reference to (i) the Merger Agreement and Note, copies of which are filed as Exhibits 2.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2012 and incorporated herein by reference, and are included to provide investors with information regarding their terms, and (ii) the information contained in the Tender Offer Statement on Schedule TO-T filed by BGI and the Purchaser with the SEC on September 25, 2012, as amended thereafter and as may be further amended from time to time, and the Solicitation/Recommendation Statement on Schedule 14D-9C filed by the Company with the SEC on September 25, 2012, as amended thereafter and as may be further amended from time to time.

3. CONCENTRATION OF CREDIT RISKS AND OTHER RISKS AND UNCERTAINTIES

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

The announcement of the Merger Agreement with BGI (see Note 2) has adversely affected the Company’s business, due to customers’ and employees’ uncertainty and other disruptions as well as intensified competition from competitors as they attempt to take advantage of the uncertainties. In addition, the Company has incurred legal and other expenses in connection with the pending Merger (see Note 8). All of these factors are likely to continue to adversely affect the Company’s business and have an adverse effect on its financial condition or results of operations.

The Company depends on a limited number of suppliers, including sole- and single-source suppliers, of various critical components in the sequencing process. The loss of these suppliers, or their failure to supply the Company with the necessary components in sufficient quantities on a timely basis and without defect, could cause delays in the sequencing process and adversely affect the Company.

The Company primarily derives accounts receivable from direct sales and amounts contractually due, but not received, under contracts. The Company reviews its exposure to accounts receivable and generally requires no collateral for any of its accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses existing in accounts receivable and is based upon specific customer issues that have been identified. As of both September 30, 2012 and December 31, 2011, the Company has $44,000 recorded as an allowance for doubtful accounts.

The Company allocates its revenues to individual countries based on the primary locations of its customers.

As of September 30, 2012 and December 31, 2011, customers representing greater than 10% of accounts receivable were as follows:

Customer	September 30, 2012	December 31, 2011
Customer A	20%	13%
Customer B	20%	16%

For the three and nine months ended September 30, 2012 and 2011, customers representing greater than 10% of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
Customer	2012	2011	2012	2011
Customer A	23%	30%	21%	*
Customer B	14%	*	18%	*
Customer C	*	*	*	17%
Customer D	*	*	*	12%

*	Less than 10%

For the three and nine months ended September 30, 2012 and 2011, countries representing greater than 10% of revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
Countries	2012	2011	2012	2011
United States	84%	79%	84%	72%
United Kingdom	*	11%	*	*
The Netherlands	*	*	*	13%

*	Less than 10%

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company’s potential dilutive shares, which include shares issuable upon conversion of the Note, outstanding common stock options, restricted stock units, shares issuable under the employee stock purchase plan, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2012	2011
Common stock issuable upon conversion of the Note	1,904,761	—
Options to purchase common stock	4,124,736	4,176,872
Employee Stock Purchase Plan purchase rights	286,927	83,562
Restricted stock units for common stock	1,079,335	27,500
Warrants to purchase common stock	1,533,823	1,533,823

Total	8,929,582	5,821,757

5. SHORT-TERM INVESTMENTS

Summary of Available-for-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
Fixed income securities:
U.S. government securities	$6,000	$—	$—	$6,000

Total fixed income securities	$6,000	$—	$—	$6,000

The Company had no available-for-sale securities outstanding at September 30, 2012.

6. FAIR VALUE MEASUREMENT

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of September 30, 2012, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$25,333	$—	$—	$25,333

As of December 31, 2011, the Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$74,376	$—	$—	$74,376
U.S. government securities (included in short-term investments)	$—	$6,000	$—	$6,000

Level 2 U.S. government securities are priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2012.

The Company has determined that its notes payable would be classified as a Level 3 item in the fair value hierarchy. At September 30, 2012, the fair value of the notes payable under the Oxford and Atel Loan Agreements (see Note 8) was approximately $18.6 million compared to the carrying amount of $19.4 million. At September 30, 2012, the Company had borrowings of $6.0 million under the Note (see Note 8), which approximates the fair value of the Note based on available market data. The Company estimated the fair value of the notes payable based on the cost of capital for comparable public companies that have similar default and credit risks, using a conventional discounted cash flow methodology. Considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturity of the items.

7. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$2,505	$1,617
Work-in-progress	2,826	1,923
Finished goods	1,433	581

	$6,764	$4,121

Property and equipment, net

Property and equipment, net, consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Computer equipment	$10,612	$10,442
Computer software	2,631	2,398
Furniture and fixtures	575	586
Machinery and equipment	32,811	30,017
Leasehold improvements	11,095	10,800
Equipment under construction	7,725	3,301

	65,449	57,544
Less: Accumulated depreciation and amortization	(34,056)	(23,952)

	$31,393	$33,592

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $2.6 million and $3.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $10.1 million and $8.4 million, respectively.

In June 2012, the Company accelerated the amortization of certain leasehold improvements and depreciation of certain furniture and fixtures associated with a leased facility the Company vacated in July 2012 (see Note 8) as part of its restructuring plan announced on June 5, 2012 (see Note 12). The impact of the accelerated depreciation and amortization related to the vacated facility for the three and nine months ended September 30, 2012 was $0.3 million and $0.6 million, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued paid time off	$2,317	$1,840
Accrued compensation and benefits—other	2,036	1,909
Accrued restructuring charges	43	—
Deferred rent, current	855	793
Other	729	858

	$5,980	$5,400

8. COMMITMENTS AND CONTINGENCIES

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

In April 2011, the Company entered into an agreement for office facilities consisting of approximately 19,334 square feet under an operating lease, which began on July 15, 2011 and expires in March 2013. In connection with the restructuring plan (see Note 12), the Company vacated these facilities in July 2012. In October 2012, the Company negotiated with the landlord to terminate the agreement effective October 31, 2012.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Rent expense for both the three months ended September 30, 2012 and 2011 was $0.6 million. For the nine months ended September 30, 2012 and 2011 rent expense was $1.9 million and $1.6 million, respectively.

Future minimum lease payments under these non-cancellable operating leases as of September 30, 2012 are as follows:

(in thousands)
Years ending December 31,
2012 (three months remaining)	$699
2013	2,861
2014	2,940
2015	3,020
2016	2,065

Total future minimum lease payments	$11,585

Convertible Subordinated Promissory Note

On September 15, 2012, in connection with the Merger Agreement (see Note 2), the Company, BGI and the Lender entered into the Note.

Pursuant to the terms of the Note, the Company may draw up to an aggregate principal amount of $30 million. The first draw in the amount of $6 million was funded by the Lender as of September 30, 2012. The Company may make one additional draw per calendar month beginning in November 2012 subject to certain conditions, including the Merger Agreement being in full force and the absence of certain events of default. All amounts drawn under the Note shall bear interest at six percent (6%) per annum and the Note will mature on the earlier of September 30, 2014, the occurrence of a change in control or an event of default. The Company may voluntarily prepay all or any part of the interest and/or principal borrowings without premium or penalty. The Note is unsecured, and the Lender has entered into subordination agreements with Oxford Finance LLC (“Oxford”) and ATEL Ventures, Inc. (“ATEL” and together with Oxford, the “Senior Lenders”) whereby the Lender has agreed to subordinate its indebtedness under the Note to the indebtedness owed by the Company to the Senior Lenders. The loan proceeds from the Note will be used to fund the Company’s operating losses, working capital and capital expenditure requirements.

All amounts outstanding under the Note may be convertible at any time after the termination of the Merger Agreement into common stock of the Company at the Offer Price per the Merger Agreement of $3.15 per share. If a change of control occurs, the Lender may elect to have such conversion occur upon such change of control. Upon a conversion of all amounts outstanding under the Note, the Company is required to prepare, within 30 days from such conversion, a registration statement on Form S-3 with respect to all of the converted shares, and use commercially reasonable efforts to cause such registration statement to be declared effective. In addition to the foregoing registration right, subject to certain exceptions, if the Company registers any shares of its common stock, the Lender will have the right to include any converted shares in such registration.

The Note also contains covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of its business, make certain investments, acquire or dispose of assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. The Company may incur indebtedness that is subordinated to the indebtedness under the Note.

The events of default under the Note include payment defaults, material breaches of covenants, bankruptcy events and the occurrence of an event of default that continues under that certain Loan and Security Agreement between the Company and Oxford dated as of March 25, 2011, as amended (the “Oxford Loan Agreement”). In the case of a continuing event of default, the Lender may, declare due all unpaid principal amounts outstanding and exercise other customary remedies, subject in each case to the Subordination Agreements.

At September 30, 2012, the Company had borrowings of $6.0 million under the Note, which approximates the fair value of the Note based on available market data, were classified as a current liability. The Company reviewed various terms under the Note for potential embedded derivatives and determined that no terms required separate bifurcation and valuation.

Term Loans

On December 17, 2010, the Company entered into a loan and security agreement with ATEL. On March 25, 2011, the Company entered into the Oxford Loan Agreement.

Atel Loan Agreement

The loan and security agreement with ATEL (the “Atel Loan Agreement”) consists of a $6.0 million term loan for equipment purchases. Under the terms of the Atel Loan Agreement, the term loan balance is repaid in 36 equal monthly payments of principal and interest. Interest accrues on the term loan at a rate of 11.26% per annum. The outstanding borrowings under the term loan are collateralized by a senior priority interest in certain of our current property and equipment, and all property and equipment that was purchased during the term of the Atel Loan Agreement. In connection with entering into the loan and security agreement with Oxford, the Company and ATEL made certain administrative and technical amendments to the Atel Loan Agreement.

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

Amendment to Oxford Loan Agreement

On September 15, 2012, in connection with the Note entered into between the Company, BGI and the Lender as a result of the Merger Agreement (see Note 2), Oxford and the Company agreed to amend the Oxford Loan Agreement, whereby the Company agreed to maintain a minimum liquidity ratio covenant. The ratio requires the Company to maintain a cash and cash equivalents balance equal to at least 90% of the outstanding indebtedness owed to Oxford and ATEL. Failure to comply with the minimum liquidity covenant will be an event of default under the Oxford Loan Agreement and if uncured will result in an event of default under the Atel Loan Agreement.

Management believes that, without continued funding from BGI under the Note, based on the current level of operations and anticipated growth, cash and cash equivalents balances, including interest income the Company will earn on these balances, will not be sufficient to meet the anticipated cash requirements beyond January 31, 2013. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement, as well as, the borrowings under the Note with BGI, have been classified as current liabilities.

Future contractual loan payments under the Oxford and Atel loan agreements as of September 30, 2012 are as follows:

(in thousands)
Years ending December 31,
2012 (three months remaining)	$3,045
2013	11,202
2014	8,295

Total payments	22,542
Less:
Cash interest payment and balloon payment accretion	2,477
Unamortized portion of value of warrants issued in connection with Atel and Oxford loans	629

Total principal payments - notes payable	$19,436

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

Legal Proceedings

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company, in the U.S. District Court for Delaware. The U.S. District Court in Delaware subsequently granted the Company’s motion to transfer the case to the U.S. District Court for the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the plaintiffs’ ability to file lawsuits on these patents, including a limitation that the plaintiffs may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). On October 18, 2012, the Court granted partial summary judgment in favor of the Company, declaring certain claims in the remaining patent to be invalid. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ remaining claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of a patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on the Company’s financial position, results of operations, cash flows and business. In addition, the Company has incurred and anticipates that it will continue to incur significant expense and invest substantial time in defending against these claims. The Company is not currently able to estimate the potential loss, if any, that may result from this litigation.

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

On September 15, 2012, the Company entered into the Merger Agreement with BGI and the Purchaser, pursuant to which the Purchaser commenced the Offer (see Note 2). Beginning on September 20, 2012 and through October 1, 2012, eight separate alleged class action lawsuits were filed against the Company, each of its directors, BGI, and the Purchaser, by purported stockholders of the Company. Four of those lawsuits were filed in the Court of Chancery of the State of Delaware, and the other four were filed in the Superior Court for the State of California, County of Santa Clara. Each of those lawsuits purports to be brought individually and on behalf of the public stockholders of the Company and alleges claims for breaches of fiduciary duties against the Company’s directors in connection with the Offer and that the Company and BGI aided and abetted the purported breaches of fiduciary duties. Each lawsuit seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Offer, rescission of the Merger Agreement and an award of attorneys’ fees and costs. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, a negative outcome in any of these lawsuits could therefore have a material adverse effect on the Company’s financial position, results of operations, cash flows and business if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company has incurred and anticipates that it will continue to incur significant expense within its self-insured retention under that insurance. The Company is not currently able to estimate the potential outcome of any of these lawsuits.

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

9. COMMON STOCK

On March 8, 2012, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell from time to time, at its option, shares of its common stock through MLV, as its sales agent. On March 12, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission to its currently effective Registration Statement on Form S-3 (File No. 333- 178728) with respect to the sale of up to an aggregate of $30.0 million of the Company’s common stock through MLV pursuant to the ATM Agreement. The Company is required to pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock pursuant to the ATM Agreement and provide MLV with customary indemnification rights. As of September 30, 2012, the Company had received proceeds of $1.2 million from the sale of an aggregate of 398,047 shares of common stock through MLV and had $28.8 million of its common stock remaining available to issue and sell under its current prospectus supplement relating to the ATM Agreement. As a result of certain covenants in the Merger Agreement entered into between the Company and BGI (see Note 2), the Company ceased the sale of shares of its common stock under the ATM Agreement.

10. WARRANTS FOR COMMON STOCK

In March 2011, the Company issued a warrant to purchase 160,128 shares of common stock at an exercise price of $7.495 per share in connection with the Oxford Loan Agreement. The warrant expires on the seventh anniversary of its issuance date. The initial fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year contractual term; 75.01% volatility; 0% dividend rate; and a risk-free interest rate of 2.87%. The fair value of the warrant was determined to be $1.0 million and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. All of the warrants remain outstanding at September 30, 2012. The discount is being amortized to interest expense using the effective interest rate method over the 42-month term of the loan.

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

11. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The number of shares reserved for issuance under the 2010 Equity Incentive Award Plan (the “2010 Plan”) and the Employee Stock Purchase Plan (the “ESPP”) increased by 1,300,000 shares and 668,192 shares, respectively, effective January 1, 2012. As of September 30, 2012, there were 2,256,501 and 1,397,308 shares available to be granted under the 2010 Plan and the ESPP, respectively.

Compensation Expense

During the three and nine months ended September 30, 2012 and 2011, the Company granted stock options to purchase common stock and restricted stock units as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Number of options granted to non-employees	4,000	—	8,000	—
Number of options granted to employees	3,000	204,950	1,507,078	1,751,950
Weighted-average grant date fair value per share of options granted to employees	$1.72	$6.98	$2.04	$7.39
Total fair value of options granted to employees that vested	$653	$970	$3,579	$1,963
Number of restricted stock units granted to employees	30,000	—	1,250,000	—
Weighted-average grant date fair value per share of restricted stock units	$2.53	$—	$2.11	$—

The following table summarizes stock-based compensation expense from stock option and restricted stock unit awards to employees, directors and nonemployees as well as from employee purchase rights under the ESPP for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Employee awards	$1,717	$1,327	$4,712	$2,844
Nonemployee awards	8	11	13	61

Total stock-based compensation expense	$1,725	$1,338	$4,725	$2,905

As of September 30, 2012, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock units of $9.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

12. RESTRUCTURING CHARGES

On June 5, 2012, the Company announced a restructuring plan (the “Q2 2012 Plan”) to reduce headcount, vacate one of its leased buildings and defer capital expenditures in an effort to reduce cash consumption. In June 2012, the Company notified approximately 55 employees of their involuntary termination. As a result of the reduction in headcount, the Company recorded a restructuring charge in the second quarter of 2012 of $1.5 million, consisting of $1.4 million in employee severance benefits and $0.1 million related to contract cancellation charges and cancelled marketing program costs. In July 2012, the Company vacated one of its leased buildings (the lease for which terminated effective October 31, 2012 (see Note 8)) and recorded $0.2 million of lease termination costs as a restructuring charge in the third quarter of 2012. The Company measured the employee termination and lease termination costs at fair value.

The Company recorded a restructuring charge of $0.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively associated with the Q2 2012 Plan. The restructuring charge for the three months ended September 30, 2012 was comprised of $0.2 million in lease termination costs and a reduction in employee severance benefits of $0.1 million. The restructuring charge for the nine months ended September 30, 2012 was comprised of $1.3 million in employee severance benefits, $0.2 million in lease termination costs, and $0.1 million in contract cancellation charges and cancelled marketing program costs.

As a result of the Q2 2012 Plan to defer capital expenditures, the Company reassessed the estimated useful lives of its sequencing equipment and determined that the equipment would be used until December 2017. This change in estimate was applied prospectively from the date of the assessment. Depreciation expense for the three and nine months ended September 30, 2012 was reduced by $1.0 million and $1.4 million, respectively, consisting of a $0.6 million and $0.7 million decrease in cost of revenues for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, the activity and liability balances related to the restructuring charge are as follows:

	Severance- related charges	Lease Termination Costs	Other	Total
		(in thousands)
Q2 2012 Plan	$1,391	$216	$105	$1,712
Cash payments	(1,276)	(216)	(35)	(1,527)
Non-cash charges			(70)	(70)
Adjustments	(72)			(72)

Balance as of September 30, 2012	$43	$—	$—	$43

At September 30, 2012, the restructuring liability outstanding was included in accrued liabilities in the Condensed Consolidated Balance Sheet. The Company expects the restructuring liability outstanding at September 30, 2012 to be substantially paid by the end of 2012.

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

We have targeted our complete human genome sequencing service at academic, governmental and other research institutions, as well as biopharmaceutical and healthcare organizations. We perform our sequencing service at our Mountain View, California headquarters facility, which began commercial operation in May 2010. In the near term, we expect to use our available capital to fund our research and development initiatives, obtain and maintain CLIA certification to supply sequenced genomes to clinical customers, and eventually grow our sales and marketing and general and administrative organization and expand our sequencing capacity to support our commercial operations and anticipated growth.

Our ability to generate revenue, and the timing of our revenue, will depend on generating new orders and contracts, receiving qualified DNA samples from customers and the rate at which we can convert our backlog of sequencing orders into completed and delivered data and the price per genome contracted with the customer. We define backlog as the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which no revenue has yet been recorded. As of September 30, 2012, we had a backlog of orders for sequencing approximately 3,800 genomes, which we believe could contribute approximately $18.0 million toward revenue over the next 12 months. The speed with which we can convert orders into revenue depends principally on:

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

Although we do not anticipate any material seasonal effects, given our limited operating history as a revenue generating company, our sales cycle is uncertain. A limited number of customers accounted for all of the revenue we recognized for the nine months ended September 30, 2012, with National Cancer Institute and Inova Translational Medicine Institute accounting for approximately 21% and 18% of this revenue, respectively. The loss of one or more of the customers named above could have a material adverse effect on our future results of operations.

We have not been profitable in any period since we were formed. We incurred net losses of $18.0 million and $21.6 million for the three months ended September 30, 2012 and 2011, respectively. Also, we incurred net losses of $57.0 million and $50.0 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, our accumulated deficit was $268.2 million. We believe that without continued funding from BGI under the Note, based on our current level of operations and anticipated growth, our cash and cash equivalents balances, including interest income we earn on these balances, will not be sufficient to meet our anticipated cash requirements beyond January 31, 2013. Our recurring operating losses and negative cash flow from operations and our requirement for additional funding to execute our business objectives beyond this period gives rise to substantial doubt as to our ability to continue as a going concern.

On June 5, 2012, we announced a restructuring plan to reduce headcount, vacate one of our leased buildings and defer capital expenditures in an effort to reduce cash consumption. In June 2012, we notified approximately 55 employees of their involuntary termination. In July 2012, we vacated one of our leased buildings (the lease for which expires in November 2012). We measured the restructuring charges at fair value. As a result of the restructuring plan, we recorded a restructuring charge of $0.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively. The restructuring charge for the three months ended September 30, 2012 was comprised of $0.2 million in lease termination costs and a reduction in employee termination costs of $0.1 million. The restructuring charge for the nine months ended September 30, 2012 was comprised of $1.3 million in employee severance benefits, $0.2 million in lease termination costs and $0.1 million in contract cancellation charges and cancelled marketing program costs. These amounts are being funded by our available working capital. As a result of the reductions in headcount and the termination of the building lease, we expect to realize approximately $8.0 million of annualized savings.

We also announced in connection with this restructuring plan that we would focus on development of clinical applications for our whole human genome sequencing service, while continuing to provide high-quality genomes to research customers. We will maintain our current monthly manufacturing capacity of approximately 1,000 genomes at 40x coverage or 500 genomes at 80x coverage and delay capacity expansion until demand for clinical-grade genomes supports expansion. The delay in expanding capacity will defer capital expenditures. As a result of the plan to defer capital expenditures, we reassessed the estimated useful lives of our sequencing equipment and determined that the equipment would be used until December 2017. This change in estimate was applied prospectively from the date of the assessment. Depreciation expense for the three and nine months ended September 30, 2012 was reduced by $1.0 million and $1.4 million, respectively, consisting of a $0.6 million and $0.7 million decrease in cost of revenues for the three and nine months ended September 30, 2012, respectively.

Merger

On September 15, 2012, the Company, BGI and the Purchaser entered into the Merger Agreement, pursuant to which BGI, through the Purchaser, commenced the Offer to acquire all of the outstanding Shares for the Offer Price net to the selling stockholders in cash, without interest. Following successful consummation of the Offer and satisfaction of certain conditions, the Merger will occur, with the Company surviving as a wholly owned subsidiary of BGI. The Offer commenced on September 25, 2012, was extended on October 22, 2012 and is currently scheduled to expire at midnight, New York City time, on November 21, 2012, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law.

Completion of the Offer is subject to several conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer, the Merger or the other transactions contemplated by the Merger Agreement under the HSR Act; (iii) the approval of each of the Ministry of Commerce of the PRC, the National Development and Reform Commission of the PRC and the State Administration of Foreign Exchange of the PRC; (iv) CFIUS shall have notified BGI and the Company in writing that it has determined not to investigate the transactions contemplated by the Merger Agreement (including the Offer and the Merger) pursuant to the powers vested in it by the Exon-Florio Amendment to the Defense Production Act of 1950 or, in the event that CFIUS has undertaken such an investigation, CFIUS has terminated such investigation or the President of the United States has determined not to take any action to suspend or prohibit the transactions contemplated by the Merger Agreement; (v) the absence of a material adverse effect on the Company; and (vi) certain other customary conditions.

Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) BGI, the Purchaser, the Company or their respective subsidiaries or (ii) stockholders of the Company who properly exercised their appraisal rights under the Delaware General Corporation Law) will be converted into the right to receive the Offer Price.

If the Purchaser holds 90% or more of the outstanding Shares following the completion of the Offer, the parties will effect the Merger as a short-form merger without the need for approval by the Company’s stockholders. Otherwise, the Company may hold a special stockholders’ meeting to obtain stockholder approval of the Merger. Subject to the terms of the Merger Agreement, applicable law and the number of authorized and unissued Shares available under the Company’s certificate of incorporation, the Company has granted the Purchaser the Top-Up Option, exercisable after completion of the Offer, to purchase the Top-Up Shares from the Company as necessary so that BGI and the Purchaser own one Share more than 90% of the total Shares outstanding immediately after the issuance of the Top-Up Shares on a fully diluted basis. The Purchaser will pay the Offer Price for each Share acquired through exercise of the Top-Up Option, with the Purchaser paying the Company the aggregate par value of the Top-Up Shares in cash and the balance of the aggregate price by delivery of a promissory note.

The Company and BGI have made customary representations, warranties and covenants in the Merger Agreement, including covenants (i) to promptly as practicable effect all registrations, filings and submissions required pursuant to the HSR Act and any other required governmental approvals, the Securities Exchange Act of 1934, as amended, and other applicable laws with respect to the Offer and the Merger; and (ii) to use reasonable best efforts to take all appropriate action to consummate and effectuate the transactions contemplated by the Merger Agreement.

The Company has agreed to conduct its business in all material respects in the ordinary course consistent with past practice, including not taking certain specified actions, prior to consummation of the Merger.

The Company has agreed not to solicit, initiate, seek, or knowingly encourage or facilitate any alternative proposals for the acquisition of the Company, or take any action to solicit, initiate, seek or knowingly encourage or facilitate any inquiry, expression of interest, proposal or offer that constitutes or could reasonably be expected to lead to any alternative proposal for the acquisition of the Company. However, subject to the satisfaction of certain conditions, the Company and its board of directors, as applicable, would be permitted to take certain actions which may, as more fully described in the Merger Agreement, include changing the board of directors’ recommendation following receipt of an unsolicited proposal, if the board of directors of the Company has concluded in good faith after consultation with its outside legal counsel that failure to do so would reasonably be expected to breach the fiduciary duties owed by the board of directors to the Company’s stockholders under Delaware law. In addition, the board of directors would be permitted to change its recommendation, for reasons not related to the receipt of an unsolicited proposal, in response to an unforeseen event that occurred after signing the Merger Agreement if the board of directors has concluded in good faith after consultation with the Company’s outside legal counsel and its independent financial advisor that in light of the unforeseen event the failure to make such change in recommendation would reasonably be expected to breach the fiduciary duties owed by the board of directors to the Company’s stockholders under Delaware law.

The Merger Agreement, which has been unanimously adopted by the Company’s board of directors, can be terminated by BGI or the Company under certain circumstances, and the Company will be required to pay BGI a termination fee of $4.0 million plus 4% of any amounts drawn under the Note in connection with certain terminations.

In connection with the Merger Agreement, the Company, BGI and the Lender entered into the Note. Pursuant to the terms of the Note, the Company has drawn $6.0 million as of September 30, 2012, and may draw up to an aggregate principal amount of $30.0 million (see Liquidity and Capital Resources).

The foregoing description of the Offer, Merger, Merger Agreement and Note is only a summary, does not purport to be complete and is qualified in its entirety by reference to (i) the Merger Agreement and Note, copies of which are filed as Exhibits 2.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2012 and incorporated herein by reference, and are included to provide investors with information regarding their terms, and (ii) the information contained in the Tender Offer Statement on Schedule TO-T filed by BGI and the Purchaser with the SEC on September 25, 2012, as amended thereafter and as may be further amended from time to time, and the Solicitation/Recommendation Statement on Schedule 14D-9C filed by us with the SEC on September 25, 2012, as amended thereafter and as may be further amended from time to time.

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

Management determined that the decision to defer capital expenditures as part of the restructuring plan announced on June 5, 2012 was a change in circumstances that required an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property). Therefore, management performed an evaluation of the recoverability of the Company’s property and equipment and patent (intellectual property) by comparing the carrying value of these assets to the projected, undiscounted cash flows generated by these assets over the estimated remaining useful life of these assets. Management determined that the Company’s property and equipment and patent (intellectual property) were not impaired at June 30, 2012, as the projected undiscounted cash flows exceed the carrying value. However, management cannot assure that the property and equipment and patent (intellectual property) will remain recoverable in the future.

The following accounting policy was adopted during the three months ended June 30, 2012, in addition to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011:

Restructuring Charges – We measure and accrue liabilities associated with restructuring charges at fair value as of the date the restructuring plan is announced. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by us. It is our policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Three months ended September 30,
	2012	2011	$ Change	% Change
Revenue	$7,276	$4,177	$3,099	74%
Cost and expenses:
Cost of revenue	7,228	8,182	(954)	(12)%
Research and development	8,867	9,546	(679)	(7)%
Sales and marketing	3,678	3,455	223	6%
General and administrative	4,675	3,810	865	23%
Restructuring charges	144	—	144	*

Total costs and expenses	24,592	24,993	(401)	(2)%

Loss from operations	(17,316)	(20,816)	3,500	(17)%
Interest expense	(674)	(799)	125	(16)%
Interest and other income (expense), net	1	9	(8)	(89)%

Net loss	$(17,989)	$(21,606)	$3,617	(17)%

*	Increase meaningless

Revenue

During the three months ended September 30, 2012, revenue was $7.3 million, compared to $4.2 million during the same period in 2011, an increase of 74%. We recognized revenue for approximately 1,900 genomes in the three months ended September 30, 2012, compared to approximately 700 genomes during the same period in 2011, a 171% increase. The increase in our revenue resulted from the significant increase in the number of genomes for which revenue was recognized, offset by the decrease in the average selling price per genome.

During the third quarter of 2012, the average selling price per genome for revenue recognized was approximately $3,900, compared to approximately $5,700 during the third quarter of 2011. This decrease in price per genome was driven both by competitive pricing pressures from alternatives to whole genome sequencing, such as exome sequencing, as well as price competition from other suppliers of whole human genome sequencing services. We expect this price pressure to continue for the foreseeable future.

Cost of Revenue

During the three months ended September 30, 2012, cost of revenue was $7.2 million, compared to $8.2 million during the same period in 2011, a 12% decrease. The decrease in cost of revenue was achieved while recognizing revenue for approximately 171% more genomes than the same period last year. The decrease in cost of revenue was primarily a result of efficiencies gained in our sequencing processes, increases in our laboratory capacity utilization while maintaining similar fixed costs, and the change in the depreciable life of our sequencers.

Cost of revenue as a percent of revenue was 99% in the third quarter of 2012, compared to 196% in the third quarter of 2011. This decrease in cost of revenue as a percent of revenue was due to improvements in our manufacturing process and higher sequencing volume, offset by the decline in average selling price. We anticipate that these costs as a percentage of revenue will fluctuate as our capacity utilization changes, as we continue to improve and automate our sequencing process, and as the sequencing prices we charge to our customers change.

Research and Development

Research and development expenses were $8.9 million during the three months ended September 30, 2012, compared to $9.5 million during the three months ended September 30, 2011, representing a decrease of $0.6 million, or 7%. The decrease in research and development expenses was primarily due to a $0.9 million decrease in development material expenses, a $0.6 million decrease in non-revenue genomic services, a $0.2 million decrease in non-recurring engineering charges and a $0.2 million decrease in facilities expenses. The overall decrease in research and development expenses was offset primarily by a $0.4 million increase in manufacturing expenses related to research and development initiatives, a $0.3 million increase in consulting expenses, a $0.2 million increase in depreciation expense, a $0.2 million write-off of fixed assets and a $0.2 million increase in stock-based compensation expense.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput, to reduce the cost of our sequencing service and to commercialize new technologies that will lower costs and increase accuracy of our sequencing services.

Sales and Marketing

Sales and marketing expenses were $3.7 million during the three months ended September 30, 2012, compared to $3.5 million during the three months ended September 30, 2011, representing an increase of $0.2 million, or 6%. The increase in sales and marketing expenses was due primarily to expenses incurred of $0.7 million for genome sequencing services performed for marketing purposes during the third quarter of 2012 and a $0.2 million increase in employee salaries and benefits expense. The overall increase in sales and marketing expenses was partially offset by a $0.2 million decrease in marketing promotion expenses, a $0.2 million decrease in consulting expenses, a $0.1 million decrease in travel and entertainment expenses and a $0.1 million decrease in recruiting fees.

General and Administrative

General and administrative expenses were $4.7 million for the three months ended September 30, 2012, compared to $3.8 million for the three months ended September 30, 2011, representing an increase of $0.9 million, or 23%. The increase in general and administrative expenses was primarily due to a $0.9 million increase in outside service expenses related principally to investment banking fees incurred in connection with our review of strategic alternatives during the third quarter of 2012 and a $0.1 million increase in facility expenses, partially offset by a $0.2 million decrease in legal expenses.

Restructuring Charges

On June 5, 2012, we announced a restructuring plan (the “Q2 2012 Plan”) to reduce headcount, vacate one of our leased buildings and defer capital expenditures in an effort to reduce cash consumption. In July 2012, we vacated one of our leased buildings (the lease for which terminated effective October 31, 2012). As a result of the Q2 2012 Plan, we recorded a $0.1 million restructuring charge for the three months ended September 30, 2012 which consisted of $0.2 million of lease termination costs and a $0.1 million reduction in employee severance benefits costs. We expect the remaining restructuring charges of approximately $43,000 to be substantially paid by the end of 2012.

Interest Expense

During the three months ended September 30, 2012, we incurred interest expense of $0.7 million compared to $0.8 million during the three months ended September 30, 2011. The decrease in interest expense between the two periods was primarily due to lower debt balances related to our loans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended September 30, 2012 was income of $1,000 compared to $9,000 for the three months ended September 30, 2011. The change between the two periods was primarily due to the lower cash and cash equivalents and marketable securities balances.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages).

	Nine months ended September 30,
	2012	2011	$ Change	% Change
Revenue	$19,877	$16,875	$3,002	18%
Cost and expenses:
Cost of revenue	20,648	20,886	(238)	(1)%
Research and development	26,506	24,382	2,124	9%
Sales and marketing	13,573	9,293	4,280	46%
General and administrative	12,392	10,058	2,334	23%
Restructuring charges	1,640	—	1,640	*

Total costs and expenses	74,759	64,619	10,140	16%

Loss from operations	(54,882)	(47,744)	(7,138)	15%
Interest expense	(2,173)	(1,949)	(224)	11%
Interest and other income (expense), net	7	(333)	340	(102)%

Net loss	$(57,048)	$(50,026)	$(7,022)	14%

*	Increase meaningless

Revenue

During the nine months ended September 30, 2012, revenue was $19.9 million, compared to $16.9 million during the same period in 2011, an 18% increase. We recognized revenue for approximately 4,900 genomes during the nine months ended September 30, 2012, compared to approximately 2,400 genomes during the same period in 2011, an increase of 104%. The significant increase in the number of genomes for which revenue was recognized during the nine months ended September 30, 2012 was partially offset by the decrease in the average selling price per genome.

During the first nine months of 2012, the average selling price per genome for revenue recognized was approximately $4,000, compared to approximately $7,100 during the first nine months of 2011, a 44% decrease. This decrease in price per genome was driven both by competitive pricing pressures from alternatives to whole genome sequencing, such as exome sequencing, as well as price competition from other suppliers of whole human genome sequencing services. We expect this price pressure to continue for the foreseeable future.

Cost of Revenue

During the nine months ended September 30, 2012, cost of revenue was $20.6 million compared to $20.9 million during the same period in 2011, a 1% decrease. The slight decrease in cost of revenue was achieved while shipping genomic data for approximately 104% more genomes than in the same period last year. This decrease in cost of revenue was primarily a result of the efficiencies gained in our sequencing processes, increases in our laboratory capacity utilization while maintaining similar fixed costs and the change in depreciable life of our sequencers.

Cost of revenue as a percent of revenue decreased to 104% in the first nine months of 2012, compared to 124% in the first nine months of 2011. The decrease in cost of revenue as a percent of revenue was due to the decline in our average unit costs outpacing the decline in our average selling price. We anticipate that these costs as a percentage of revenue will fluctuate as our capacity utilization changes, as we continue to improve and automate our sequencing processes, and as the sequencing prices we charge to our customers change.

Research and Development

Research and development expenses were $26.5 million during the nine months ended September 30, 2012 compared to $24.4 million during the nine months ended September 30, 2011, representing an increase of $2.1 million, or 9%. The increase in research and development expenses was primarily due to a $1.6 million increase in salaries and benefits expense resulting from increased headcount during the first six months of 2012, a $0.7 million increase in stock-based compensation expense, a $0.5 million increase in depreciation expense, a $0.5 million increase in manufacturing costs in support of research and development initiatives, a $0.4 million increase in consulting expenses and a $0.3 million increase in facilities expenses. The increase in research and development expenses was partially offset by a $1.2 million decrease in non-revenue genomic services, a $0.5 million decrease in development materials and a $0.3 million decrease in non-recurring engineering service charges.

We expect to continue to invest in research and development activities as we seek to enhance our sequencing processes, components and systems to improve the yield and throughput and to reduce the cost of our sequencing service.

Sales and Marketing

Sales and marketing expenses were $13.6 million during the nine months ended September 30, 2012 compared to $9.3 million during the nine months ended September 30, 2011, representing an increase of $4.3 million, or 46%. The increase in sales and marketing expenses was due primarily to a $2.2 million increase in employee salaries and benefits expense due to increased headcount during the first six months of 2012, $1.8 million in genome sequencing service expenses performed for marketing purposes, a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in facilities expenses. The overall increase in sales and marketing expenses was partially offset by a $0.2 million decrease in marketing promotion expenses, a $0.1 million decrease in consulting expenses and a $0.1 million decrease in recruiting fees.

General and Administrative

General and administrative expenses were $12.4 million for the nine months ended September 30, 2012 compared to $10.1 million for the nine months ended September 30, 2011, representing an increase of $2.3 million, or 23%. The increase in general and administrative expenses was primarily due to a $0.9 million increase in outside service expenses related principally to investment banking fees incurred in connection with our review of strategic alternatives during the third quarter of 2012, a $0.4 million increase in facilities expenses, a $0.3 million increase in employee salaries and benefits due to increased headcount during the first six months of 2012, a $0.2 million increase in stock- based compensation, a $0.2 million increase in legal expenses and a $0.2 million increase in business insurance, taxes and fees.

Restructuring Charges

On June 5, 2012, we announced a restructuring plan (“Q2 2012 Plan”) to reduce headcount, vacate one of our leased buildings and defer capital expenditures in an effort to reduce cash consumption. In June 2012, we notified approximately 55 employees of their involuntary termination. In July 2012, we vacated one of our leased buildings (the lease for which expires on October 31, 2012). As a result of the Q2 2012 Plan, we recorded a $1.6 million restructuring charge for the nine months ended September 30, 2012 consisting of $1.3 million in employee severance benefits, $0.2 million associated with the vacated leased building and $0.1 million related to contract cancellation charges and cancelled marketing program costs. We expect the remaining restructuring charges of approximately $43,000 to be substantially paid by the end of 2012.

Interest Expense

During the nine months ended September 30, 2012, we incurred interest expense of $2.2 million compared to $1.9 million during the nine months ended September 30, 2011. The increase in interest expense was primarily due to higher debt balances outstanding during the first nine months of 2012 when compared to the same period in 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the nine months ended September 30, 2012 was an income of $7,000 compared to expense of $333,000 for the nine months ended September 30, 2011. The change between the two periods was primarily due to the change in the valuation of our warrant liability during in the first nine months of 2011. The final mark to market revaluation of the warrants occurred on June 17, 2011, the date the warrants were exercised.

Liquidity and Capital Resources

Since our inception, we have generated operating losses in every quarter, resulting in an accumulated deficit of $268.2 million as of September 30, 2012. We have financed our operations to date primarily through private placements of preferred stock and promissory notes, borrowings under our credit facilities, proceeds from our initial public offering, follow-on public offerings, term debt and convertible notes. As of September 30, 2012, we had working capital of $2.8 million, consisting of $48.3 million in current assets and $45.4 million in current liabilities. As of December 31, 2011, we had working capital of $67.3 million, consisting of $95.2 million in current assets and $27.9 million in current liabilities. Cash in excess of immediate operating requirements is invested primarily in money market funds in accordance with our investment policy, primarily with the goals of capital preservation and liquidity maintenance.

On September 15, 2012, in connection with the Merger Agreement, the Company, BGI and the Lender entered into the Note. Pursuant to the terms of the Note, the Company may draw up to an aggregate principal amount of $30 million, with the first draw in the amount of $6 million funded by the Lender as of September 30, 2012. The Company may make one additional draw per calendar month beginning in November 2012 subject to certain conditions, including the Merger Agreement being in full force and the absence of certain events of default. All amounts drawn under the Note shall bear interest at six percent (6%) per annum and the Note will mature on the earlier of September 30, 2014, the occurrence of a change in control or an event of default occurring. The Company may voluntarily prepay all or any part of the interest and/or principal borrowings without premium or penalty. The Note is unsecured and the Lender has entered into subordination agreements with the Senior Lenders whereby the Lender has agreed to subordinate its indebtedness under the Note to the indebtedness owed by the Company to the Senior Lenders. The loan proceeds from the Note will be used to fund the Company’s working capital and capital expenditure requirements.

All amounts outstanding under the Note may be convertible at any time after a termination of the Merger Agreement into common stock of the Company at the Offer Price per the Merger Agreement of $3.15 per share. If a change of control occurs, the Lender may elect to have such conversion occur upon such change of control. Upon a conversion of all amounts outstanding under the Note, the Company is required to prepare, within 30 days from such conversion, a registration statement on Form S-3 with respect to all of the converted shares, and use commercially reasonable efforts to cause such registration statement to be declared effective. In addition to the foregoing registration right, subject to certain exceptions, if the Company registers any shares of its common stock, the Lender will have the right to include any converted shares in such registration.

The Note also contains covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of its business, make certain investments, acquire or dispose of assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. The Company may incur indebtedness that is subordinated to the indebtedness under the Note.

The events of default under the Note include payment defaults, material breaches of covenants, bankruptcy events and the occurrence of an event of default that continues under the Oxford Loan Agreement. In the case of a continuing event of default, the Lender may, declare due all unpaid principal amounts outstanding and exercise other customary remedies, subject in each case to the Subordination Agreements.

At September 30, 2012, the Company had borrowings outstanding of $6.0 million under the Note that were classified as a current liability.

We believe that without continued funding from BGI under the Note, based on our current level of operations and anticipated growth, our cash and cash equivalents balances, including interest income we earn on those balances, will not be sufficient to meet our anticipated cash requirements beyond January 31, 2013. If the Merger does not occur, we may be required to significantly reduce, restructure or cease operations. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt on our ability to continue as a going concern.

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(43,259)	$(33,377)
Net cash used in investing activities	(2,944)	(56,015)
Net cash provided by financing activities	3,844	85,385

Net decrease in cash and cash equivalents	$(42,359)	$(4,007)

Operating Activities

Net cash used in operating activities was $43.3 million during the nine months ended September 30, 2012 and consisted of a net loss of $57.0 million and a net increase in operating assets and liabilities of $2.1 million, offset by noncash items of $16.0 million. Noncash items for the nine months ended September 30, 2012 consisted primarily of depreciation and amortization expense of $10.1 million, stock-based compensation expense of $4.7 million, noncash interest expense related to notes payable of $0.6 million, and an increase in inventory reserves of $0.3 million. The significant items impacting the net increase in operating assets and liabilities include increases in inventory and prepaid expenses of $2.9 million and $0.2 million, respectively, and decreases in deferred revenue and deferred rent of $0.9 million and $0.6 million, respectively. The net increase in operating assets and liabilities was partially offset by a decrease in accounts receivable of $1.1 million and increases in accounts payable and accrued liabilities of $0.5 million and $0.4 million, respectively. The decrease in accounts receivable was due to improved cash collections, while the decrease in deferred revenue was due to increased revenue recognized during the third quarter of 2012. The increase in inventory was due to increased purchases of inventory to support orders in backlog and the increase in accounts payable was primarily due to the timing of receipts and payments for inventory and expenses at the end of the quarter.

Net cash used in operating activities was $33.4 million during the nine months ended September 30, 2011 and consisted of a net loss of $50.0 million, offset by noncash items of $12.0 million and a net change in operating assets and liabilities of $4.6 million. Noncash items for the nine months ended September 30, 2011 consisted primarily of the change in the fair value of our warrant liability of $0.4 million, depreciation expense of $8.4 million and stock-based compensation expense of $2.9 million. The significant items in the change in operating assets and liabilities include an increase in accrued liabilities of $2.3 million and an increase in deferred revenue of $1.2 million, partially offset by a decrease in deferred rent of $0.6 million. The increase in deferred revenue was due to increased advance billing arrangements during the first nine months of 2011. The increase in accrued liabilities was primarily due to employee deposits for our employee stock purchase program that began in May 2011.

Investing Activities

Net cash used in investing activities was $2.9 million and $56.0 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used for the nine months ended September 30, 2012 represents proceeds from the maturities of short-term investment of $22.0 million, offset by net purchases of investments of $16.0 million and purchases of property and equipment of $8.9 million. Net cash used in investing activities during the nine months ended September 30, 2011 was due to the purchase of $52.7 million in available-for-sale investments, purchases of property and equipment of $15.6 million and the purchase of a patent for $0.3 million. Net cash used in investing activities was offset by $12.5 million in proceeds from maturities of available-for-sale securities. The purchases of property and equipment during the first nine months of 2012 and 2011 were primarily for sequencing and related equipment used in production.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 of $3.8 million consisted of proceeds from the issuance of convertible notes payable of $6.0 million, net proceeds from the issuance of common stock of $1.1 million and proceeds from the issuance of common stock under equity incentive plans of $1.1 million, partially offset by repayments of notes payable of $4.3 million

Net cash provided by financing activities during the nine months ended September 30, 2011 of $85.4 million consisted primarily of $73.9 million in net proceeds from our common stock offering in the second quarter of 2011 and $20.0 million in proceeds from our term loan with Oxford. These proceeds were partially offset by repayments on term loans of $9.1 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis, and we expect this trend to continue as our cash expenditures will remain significant in the short-term. We plan to fund our short-term liquidity requirements using cash and cash equivalents and short-term investments, including interest income earned on those balances. At October 1, 2012, our principal short-term liquidity needs are:

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

Based on our current operating plans, we forecast up to $3 million in additional capital expenditures during the remainder of 2012. We anticipate that we will continue to incur net losses for the foreseeable future.

In addition to our eventually resuming expenditures for the expansion of our Mountain View sequencing capacity, further development of our sequencing technology and services, and expansion of our sales and marketing activities, our principal long-term liquidity needs are:

•	to fund our working capital for commercial operations, including any growth in working capital required by growth in our business;

•	to finance the possible development of additional sequencing centers; and

•	to service our debt obligations.

The timing and amount of our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the financial success of our genome sequencing business;

•	our ability to increase the sample preparation, sequencing and computing capacities in our Mountain View and Santa Clara leased facilities;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our loan(s) is accelerated if an event of default is triggered;

•	the rate at which we eventually establish satellite genome sequencing centers, if any, and whether we can find suitable partners to establish such centers, if at all;

•	whether we are successful in obtaining payments from customers;

•	whether we can enter into collaborations or establish a recurring customer base;

•	the progress and scope of our research and development projects;

•	our ability to obtain CLIA certification, staff our laboratory to deliver clinical-grade genome sequencing and capture clinical customers;

•	the effect of any joint ventures or acquisitions of other businesses or technologies that we may enter into or make in the future;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

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

Convertible Subordinated Promissory Note

On September 15, 2012, in connection with the Merger Agreement (see Merger), the Company, BGI and the Lender entered into the Note.

Pursuant to the terms of the Note, the Company may draw up to an aggregate principal amount of $30.0 million. The first draw in the amount of $6 million was funded by the Lender as of September 30, 2012. The Company may draw up to an additional $6 million once per calendar month beginning in November 2012 subject to certain conditions, including the Merger Agreement being in full force and the absence of certain events of default. All amounts drawn under the Note shall bear interest at six percent (6%) per annum and the Note will mature on the earlier of September 30, 2014, the occurrence of a change in control or an event of default. The Company may voluntarily prepay all or any part of the interest and/or principal borrowings without premium or penalty. The Note is unsecured and the Lender has entered into subordination agreements with the Senior Lenders whereby the Lender has agreed to subordinate its indebtedness under the Note to the indebtedness owed by the Company to the Senior Lenders. The loan proceeds from the Note will be used to fund the Company’s working capital and capital expenditure requirements.

All amounts outstanding under the Note may be convertible at any time after the termination of the Merger Agreement into common stock of the Company at the Offer Price per the Merger Agreement of $3.15 per share. If a change of control occurs, the Lender may elect to have such conversion occur upon such change of control. Upon a conversion of all amounts outstanding under the Note, the Company is required to prepare, within 30 days from such conversion, a registration statement on Form S-3 with respect to all of the converted shares, and use commercially reasonable efforts to cause such registration statement to be declared effective. In addition to the foregoing registration right, subject to certain exceptions, if the Company registers any shares of its common stock, the Lender will have the right to include any converted shares in such registration.

The Note also contains covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of its business, make certain investments, acquire or dispose of assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. The Company may incur indebtedness that is subordinated to the indebtedness under the Note.

The events of default under the Note include payment defaults, material breaches of covenants, bankruptcy events and the occurrence of an event of default that continues under the Oxford Loan Agreement. In the case of a continuing event of default, the Lender may, declare due all unpaid principal amounts outstanding and exercise other customary remedies, subject in each case to the Subordination Agreements.

At September 30, 2012, the Company had borrowings of $6.0 million under the Note that were classified as a current liability.

Term Loans

On December 17, 2010, we entered into the Atel Loan Agreement. On March 25, 2011, we entered into the Oxford Loan Agreement.

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

Oxford Loan Agreement

The Oxford Loan Agreement provides for a term loan of $20.0 million. The outstanding balance of the term loan must be repaid in full by the Maturity Date. Under the terms of the Oxford Loan Agreement, the outstanding balance accrues interest at a rate of 9.80% per annum. Until the Amortization Date, we made monthly payments equal to the accrued interest on the outstanding loan balance. After the Amortization Date and through the Maturity Date the outstanding loan balance will be repaid in thirty (30) equal monthly payments of principal and interest.

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

Management believes that, without continued funding from BGI under the Note, based on the current level of operations and anticipated growth, cash and cash equivalents balances, including interest income we will earn on these balances, will not be sufficient to meet the anticipated cash requirements beyond January 31, 2013. Accordingly, amounts due under the Atel Loan Agreement and the Oxford Loan Agreement, as well as, the borrowings under the Note with BGI, have been classified as current liabilities

Amendment to Oxford Loan Agreement

On September 15, 2012, in connection with the Note entered into as a result of the Merger Agreement, Oxford and the Company agreed to amend the Oxford Loan Agreement, whereby the Company agreed to, after the Company borrows under the Note, maintain a minimum liquidity ratio covenant. The ratio requires the Company to maintain a cash and cash equivalents balance equal to at least 90% of the outstanding indebtedness owed to Oxford and ATEL. Failure to comply with the minimum liquidity covenant will be an event of default under the Oxford Loan Agreement and if uncured will result in an event of default under the Atel Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2012 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)	$25,718	$10,064	$15,654	$—	$—
Interest(2)	3,557	1,504	2,053	—	—
Operating lease obligations(3)	11,585	2,841	5,920	2,824	—
Purchase obligations(4)	8,466	7,777	689	—	—

Total	$49,326	$22,186	$24,316	$2,824	$—

(1)	Represents our outstanding debt under our term loans and convertible note as of September 30, 2012.
(2)	Represents interest payments on our outstanding debt under our term loans as of September 30, 2012.
(3)	Consists of contractual obligations under non-cancellable office space operating leases.
(4)	Consists primarily of purchase obligations related to our data center, inventory purchases and non-cancellable orders for sequencing components. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

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

As of September 30, 2012, our investment portfolio consists of money market funds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposures to market risk are interest rate income sensitivity, which is affected by changes in the general level of U.S. interest rates, and conditions in the credit markets, including default risk. However, since all of our investments are in money market funds, we do not believe we are subject to any material market interest rate risk exposure. We do not have any foreign currency or any other derivative financial instruments.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On August 3, 2010, a patent infringement lawsuit was filed by Illumina, Inc. and Solexa, Inc. (an entity acquired by Illumina), or the plaintiffs, against the Company, in the U.S. District Court for Delaware. The U.S. District Court in Delaware subsequently granted the Company’s motion to transfer the case to the U.S. District Court for the Northern District of California. The case caption is Illumina, Inc. and Solexa, Inc. v. Complete Genomics, Inc., Civil Action No. 3:10-cv-05542. The complaint alleges that Complete Genomics’ Analysis Platform, and in particular the combinatorial probe anchor ligation technology, infringes upon three patents held by Illumina and Solexa. The plaintiffs seek unspecified monetary damages and injunctive relief. On September 23, 2010, the Company filed an answer to the complaint as well as its counterclaims against the plaintiffs. On May 5, 2011, the Court entered a stipulated order to dismiss two patents from the lawsuit. The dismissal is without prejudice but includes conditions on the plaintiffs’ ability to file lawsuits on these patents, including a limitation that the plaintiffs may not re-file such lawsuits against the Company until the later of (1) August 1, 2012, or (2) the exhaustion of all appeal rights in both (a) the pending reexaminations in the U.S. Patent and Trademark Office and (b) the pending civil litigation in which these patents are also asserted, Life Technologies Corp. v. Illumina, Case No. 3:11-cv-00703 (S.D. Cal.). On October 18, 2012, the Court granted partial summary judgment in favor of the Company, declaring certain claims in the remaining patent to be invalid. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ remaining claims and intends to vigorously defend its position. However, if the Company is found to infringe one or more valid claims of a patent-in-suit and if the Court grants an injunction, the Company may be forced to redesign portions of its sequencing process, seek a license, cease the infringing activity and/or pay monetary damages. A negative outcome in this matter could therefore have a material adverse effect on our financial position, results of operations, cash flows and business. In addition, the Company has incurred and we anticipate that it will continue to incur significant expense and invest substantial time in defending against these claims. We are not currently able to estimate the potential loss, if any, that may result from this litigation.

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

On September 15, 2012, the Company entered into the Merger Agreement with BGI and the Purchaser, pursuant to which the Purchaser commenced the Offer. Beginning on September 20, 2012 and through October 1, 2012, eight separate alleged class action lawsuits were filed against the Company, each of its directors, BGI and the Purchaser, by purported stockholders of the Company. Four of those lawsuits were filed in the Court of Chancery of the State of Delaware, and the other four were filed in the Superior Court for the State of California, County of Santa Clara. Each of those lawsuits purports to be brought individually and on behalf of the public stockholders of the Company and alleges claims for breaches of fiduciary duties against the Company’s directors in connection with the Offer and that the Company and BGI aided and abetted the purported breaches of fiduciary duties. Each lawsuit seeks, among other things, preliminary and permanent injunctive relieve prohibiting consummation of the Offer, rescission of the Merger Agreement and an award of attorneys’ fees and costs. The Company believes that it has substantial and meritorious defenses to the plaintiffs’ claims and intends to vigorously defend its position. However, a negative outcome in any of these lawsuits could therefore have a material adverse effect on the Company’s financial position, results of operations, cash flows and business if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company has incurred and anticipates that it will continue to incur significant expense within its self-insured retention under that insurance. The Company is not currently able to estimate the potential outcome of any of these lawsuits.

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

Risks Related to the Announcement and Pendency of Agreement to be Acquired

On September 15, 2012, the Company, BGI, and the Purchaser entered into the Merger Agreement, pursuant to which BGI, through the Purchaser, has commenced the Offer to acquire all of the outstanding Shares for the Offer Price net to the selling stockholders in cash, without interest. Following successful consummation of the Offer and satisfaction of certain conditions, the Merger will occur with the Company surviving as a wholly owned subsidiary of BGI.

In connection with the Merger Agreement, the Company, BGI and the Lender entered into the Note. As of September 30, 2012, pursuant to the terms of the Note, the Company has drawn $6.0 million and may draw up to an aggregate principal amount of $30 million.

The announcement and pendency of the Merger has adversely affected our business, due to customers’ and employees’ uncertainty and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. Some employees have resigned, and it may be difficult to hire new employees due to the pendency of the Merger. In addition, we have incurred legal and other expenses in connection with the pending Merger. All of these factors are likely to continue to adversely affect our business and have an adverse effect on our financial condition or results of operations.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without BGI’s prior written consent until the consummation of the Merger. Actions that may require BGI’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, certain agreements and issuance of securities. These restrictions could adversely affect our business and could have an adverse effect on our financial condition or results of operations.

There is no assurance that the Offer will be successful or the Merger will occur. If the Merger is not completed, the share price of our common stock could be negatively impacted to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. In addition, any disruptions to our business resulting from the announcement and pendency of the Merger could continue in the event the Merger is not completed. Moreover, under certain circumstances BGI is not required to continue funding the Company under the Note and we will continue to be obligated to repay amounts drawn under the Note pursuant to the terms of the Note. Since restrictions in the Merger Agreement prevent the Company from securing other financing (equity- or debt-based) during the pendency of the Merger, if the Merger is not completed it will be very difficult for the Company to secure other financing in a timely manner.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

Without continued funding from BGI, we would not have sufficient cash to fund our operations to January 31, 2013.

Without continued funding from BGI under the Note, as described above, based on the current level of our operations, cash and cash equivalents balances, including interest income the Company will earn on these balances, would not be sufficient to meet the Company’s anticipated cash requirements beyond January 31, 2013. If the Merger does not occur, we may be required to significantly reduce, restructure or cease operations. The Company’s recurring operating losses and negative cash flow from operations and its requirement for additional funding to execute its business objectives beyond this period gives rise to substantial doubt as to the Company’s ability to continue as a going concern absent the funding from BGI under the Note.

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware in June 2005 and began operations in March 2006. From March 2006 until mid-2009, our operations focused on research and development of our DNA sequencing technology platform. Our revenue for the nine months ended September 30, 2012 and 2011 was $19.9 million and $16.9 million, respectively. Our limited operating history, particularly in light of our novel, service-based business model in the rapidly evolving genome sequencing industry, make it difficult to evaluate our current business and predict our future performance. Our lack of a long operating history, and especially our very short history as a revenue-generating company, make any assessment of our profitability or prediction about our future success or viability subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

On June 5, 2012, we announced a restructuring plan under which we are delaying sequencing capacity expansion, deferring certain capital expenditures, eliminated approximately 55 employee positions, terminated one of our building leases and shifting our focus from sequencing for research customers to sequencing for clinical customers. Among other risks, this restructuring as well as the announced Merger Agreement could impact our ability to retain employees and secure new customers or maintain current or obtain anticipated orders for sequencing services from existing customers.

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

The amount of additional capital and timing at which we require the additional capital necessary to fund our operations and expand our business depends on many factors, including:

•	the financial success of our genome sequencing business;

•	the average selling price per genome at which we are able to sell our whole genome sequencing services;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	whether we are successful in obtaining payments from customers;

•	whether we can establish a recurring customer base, in particular with clinical customers;

•	the progress and scope of our research and development projects;

•	our progress in obtaining a federal CLIA license to operate a clinical laboratory;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with our current litigation with Illumina, Inc. and any other litigation.

Our term loans contain restrictions that limit our flexibility in operating our business and provisions that enable the lenders to accelerate repayment of the outstanding amounts in the event of default.

Our term loans with Oxford and ATEL contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, in connection with the Note entered into in connection with the Merger Agreement, Oxford and the Company agreed to amend the Oxford Loan Agreement, whereby the Company agreed to, after the Company borrows under the Note, maintain a minimum liquidity ratio covenant. The ratio requires the Company to maintain a cash and cash equivalents balance equal to at least 90% of the outstanding indebtedness owed to Oxford and ATEL. Failure to comply with the minimum liquidity covenant will be an event of default under the Oxford Loan Agreement and if uncured will result in an event of default under the Atel Loan Agreement.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have not been profitable in any annual or quarterly period since we were formed. We incurred net losses of $57.0 million and $50.0 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, our accumulated deficit was $268.2 million. Based on our current operating plans and assumptions, we do not expect to achieve profitability in the near future. In addition, we expect our cash expenditures to remain significant in the near term, including expenditures for the shift and acceleration toward serving clinical customers, and eventually the expansion of our sample preparation, sequencing and computing capabilities, research and development, sales and marketing and general and administrative expenses relating to that strategic shift. We may encounter unforeseen difficulties, complications and delays in our existing sequencing facility and other unforeseen factors that require additional expenditures. These costs, among other factors, have had and will continue to have an adverse effect on our working capital and stockholders’ equity. We will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report:

•	our ability to achieve profitability;

•	our need for and ability to obtain the capital necessary to operate and shift and expand our business for clinical applications;

•	the timing of our receipt of customer samples;

•	the size and frequency of customer orders;

•	our ability to lower the average cost per genome that we sequence;

•	the average selling price we charge our customers for sequencing genomes;

•	the presence or absence in a specific quarter of one or more new large orders;

•	our ability to expand our sample preparation, sequencing and computing operations, in particular if we see growth in demand from clinical customers;

•	our ability to obtain and maintain our license to operate as a CLIA laboratory;

•	the demand for the sequencing of complete human genomes, from both research customers and clinical customers;

•	the existence and extent of government funding for research and development relating to genome sequencing;

•	the emergence of alternative genome sequencing technologies;

•	the emergence and rate of growth in demand for genome sequencing for clinical applications;

•	risks associated with expanding our business into international markets;

•	our dependence on sole- or single-source suppliers;

•	our ability to manage our growth;

•	our ability to successfully partner with other businesses in joint ventures or collaborations;

•	our dependence on, and our need to attract and retain, key management and qualified sales personnel;

•	our ability to obtain, protect and enforce our intellectual property rights and avoid infringing the intellectual property rights of others;

•	our ability to prevent the theft or misappropriation of our know-how or technologies;

•	lawsuits brought against us by third parties;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social concerns related to the use of genetic information;

•	our ability to comply with current laws and regulations and new or expanded regulatory schemes;

•	our ability to properly handle and dispose of hazardous materials used in our business and biological waste; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

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

Risks Related to Our Business

We may experience delays or incur significant expenses in obtaining and maintaining certification under the Clinical Laboratory Improvement Amendments of 1988.

We are seeking CLIA certification. CLIA, which extends federal oversight over clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency, is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. In order to obtain and maintain CLIA certification, we have expended, and will be required to continue to expend, time, money and effort to ensure that we meet the applicable quality and safety requirements. In addition, it may take us longer and/or require us to spend considerably more than planned resources to obtain and maintain CLIA certification.

CLIA certification will be based on our own laboratory developed test (“LDT”) as currently defined by the FDA. The FDA could change its regulations on LDTs, which could impact our ability to operate a CLIA-certified laboratory.

There is no guarantee that we will obtain CLIA certification, within the timeframe we expect or at all. Without CLIA certification, we will not able to provide sequencing services to customers that require genomic data from a CLIA-certified laboratory for clinical applications. Obtaining CLIA certification and providing genomic data for clinical uses is key to our business strategy.

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

Historically, companies in this industry have sold sequencing instruments directly to customers, and the customer performs the sequencing itself. We do not know if the purchasers and users of sequencing instruments will adopt our service model. For example, many potential customers want to sequence human genomes for proprietary studies that may lead to discoveries that they would seek to exploit, either commercially or through the publication of scientific literature. Accordingly, these potential customers may have significant reservations about allowing a third party to control the sequencing processes for their proprietary studies. Alternatively, other potential customers may want to sequence only portions of human genomes, such as exomes, rather than complete human genomes. There are many reasons why our services might not become widely adopted, ranging from logistical or quality problems to a failure by our sales force to engage potential customers, and including the other reasons stated in this “Risk Factors” section. As a result, our genome sequencing service may not achieve sufficient market acceptance to allow us to become profitable.

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

For instance, demand for our genome sequencing service may develop slowly or decrease if researchers and clinicians are unable to effectively use and ultimately analyze the large amounts of genomic data from a whole human genome or if they fail to find meaningful correlations between genetic variation and disease susceptibility through whole human genome studies. In February 2012, our Genomic Discovery Partners Program was launched to facilitate the analysis of large amounts of genomic data. This program is a partnership with other analysis software providers whose analysis tools are compatible with our analysis tools. We cannot be certain this program will be successful. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting biopharmaceutical and other healthcare organizations and changes in government programs that provide funding to companies and research institutions, could harm our business. If our target markets do not develop in a timely manner, demand for our service may grow at a slower rate than we expect, or may fall, and we may not achieve profitability.

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

We have limited experience in running a commercial-scale production facility. We have only one sequencing facility, which at present has the capacity to sequence approximately 1,000 complete human genomes per month. This capacity is significantly less than what would be required to achieve profitability. Our long-term business plan assumes that we will be able to increase our capacity multiple fold.

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

Also, government funding of research and development is subject to the political process, which is inherently unpredictable. Any reduction in the funding of life science research and development or delay surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our services. For example, uncertainty regarding the size of the U.S. government’s 2012 -2013 budget for the National Institute of Health, or NIH, and related agencies may cause our customers to slow or delay purchases of our services. In addition, it is unclear what will happen to demand for our services after the stimulus funds provided pursuant to the American Recovery and Reinvestment Act of 2009 have been allocated and fully spent, or due to the impact of “sequestration” under the Budget Control Act of 2011. A reduction or delay in demand for our service, due to a reduction in government funding, will adversely affect our ability to achieve profitability.

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

The genome sequencing industry is highly competitive and is served by several large companies with significant competitive positions. For example, established companies such as Illumina, Inc., Life Technologies Corporation and Roche Diagnostics Corporation are marketing instruments for genetic sequencing that impact demand for our services, and these companies have significantly greater financial, technical, marketing and other resources than we do to invest in new technologies and have substantial intellectual property portfolios and substantial experience in product development and regulatory expertise. Also, many other companies, such as NABsys, Inc., Oxford Nanopore Technologies, Ltd., Pacific Biosciences, Inc. and Perkin Elmer Corporation, have developed or are developing sequencing technologies or services that would compete with ours. Moreover, large established companies may acquire smaller companies with emerging technologies and use their extensive resources to develop and commercialize such technologies or incorporate such technologies into their instruments and services. For example, in 2010, Life Technologies acquired Ion Torrent Systems, Inc., a chip-based sequencing technology company, and in September 2012, announced that the sequencing platform acquired from Ion Torrent may be able to sequence a genome for $1,000, in less than one day, in 2013

In addition, many research, academic and other non-profit institutions are pursuing new sequencing technologies. These institutions often have access to significant government and other funding. For example, BGI (formerly known as Beijing Genomics Institute) in the People’s Republic of China offers a service similar to ours and may receive funding from the government of China. In the United States, agencies such as the National Human Genome Research Institute provide funding to institutions to discover new sequencing technology and to optimize use of sequencing technology developed and sold by competing sequencing instrument suppliers. We may compete directly with these institutions, or these institutions may license their technologies to third parties with whom we would compete.

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

In addition to commercial companies, there are large, government-funded or research-sponsored organizations, such as the Broad Institute of MIT and Harvard, the Genome Center at Washington University, the Baylor College of Medicine Human Genome Sequencing Center, the Wellcome Trust Sanger Institute and BGI, that purchase commercial DNA sequencing instruments and offer DNA sequencing services to academic and commercial customers.

Our order backlog may never be completed, and we may never earn revenue on backlogged contracts to sequence genomes. In addition, the timing of the conversion of our order backlog into revenue is dependent on the timing of receipt of samples from our customers.

As of September 30, 2012, we had a backlog of orders for sequencing approximately 3,800 genomes, which we believe could contribute approximately $18.0 million toward revenue over the next 12 months. This figure represents the number of genomes for which customers have placed orders or entered into contracts with volume estimates that we believe are firm and for which we have not yet recognized revenue. We may not be able to convert order backlog into revenue at the rate or times we anticipate, or at all. Consequently, the order backlog we report in this Form 10-Q and elsewhere from time to time may not be indicative of future revenue.

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

A delay or interruption by our suppliers may also harm our business. For example, the wafers that comprise the base of our sample slide are fabricated by SVTC Technologies, L.L.C. SVTC Technologies recently closed operations. We have not yet qualified an alternative source for the supply of these wafers, which are critical to our sequencing process, and the custom manner in which these wafers are made may make it difficult to qualify other semiconductor suppliers to manufacture them for us. We believe we have built sufficient inventory of these wafers to take us through the period before we qualify a new supplier. However, if the stock that we have built is faulty or it takes it longer than anticipated to qualify a new supplier our business can be adversely impacted. Similarly, an interruption of services by Amazon Web Services, on whom we rely to deliver finished genomic data to our customers, could result in our customers not receiving their data on time.

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

As we look to expand our business to include sequencing services for the diagnosis of disease, we will become subject to further regulation by the FDA or other comparable agencies of other countries, which may require us to obtain regulatory approval or clearance before we can offer those services.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the related rules of the Securities and Exchange Commission require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, our management and independent registered public accounting firm are required to provide a report on the effectiveness of our internal control over financial reporting with our annual report, as required by Section 404 of the Sarbanes-Oxley Act. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

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

Our stock price is volatile, and from December 31, 2010 to September 30, 2012, the trading prices of our stock have ranged from $18.55 to $1.57 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

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

•	developments with respect to intellectual property rights;

•	whether repayment of our term loan(s) is accelerated if an event of default occurs;

•	our commencement of, or involvement in, litigation;

•	announcements regarding equity or debt financing transactions;

•	any major changes in our board of directors or management;

•	changes in governmental regulations; and

•	a decrease in government funding of research and development or a slowdown in the general economy; and

•	speculation in our stock due our announced Merger Agreement with BGI.

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

Our directors, executive officers and the holders of more than 5% of our common stock, together with their affiliates, are deemed to beneficially own over 40% of our outstanding common stock based on the number of shares outstanding on September 21, 2012, . These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of October 31, 2012, we had 34,488,711 shares of common stock outstanding. On August 23, 2011, 17,817,281 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

Certain of our existing stockholders have demand and piggyback rights to require us to register with the SEC shares of our common stock, including shares issuable upon exercise of outstanding options. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to the volume limitations described above.

We also registered 6,468,272 shares of our common stock that are subject to outstanding stock options, RSUs and reserved for issuance under our equity plans and we may to register an additional 1,968,192 shares of our common stock for issuance under our equity plans. Once registered, these shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger, dated as of September 15, 2012, by and among BGI-Shenzhen, Beta Acquisition Corporation and Complete Genomics, Inc.	8-K	9/17/2012	2.1

10.1	Tender and Support Agreement, dated September 15, 2012, by and among BGI-Shenzhen, Beta Acquisition Corporation, Clifford A. Reid, C. Thomas Caskey, Lewis J. Shuster, Charles P. Waite, Jr., Robert T. Wall, A. W. Homan, Ajay Bansal, Keith Raffel, Radoje T. Drmanac, OVP Venture Partners (and affiliated entities) and Essex Woodlands Health Ventures (and affiliated entities).	8-K	9/17/2012	10.1

10.2	Convertible Subordinated Promissory Note, dated September 15, 2012, by and among BGI-Shenzhen, BGI-HONGKONG Co., Limited and Complete Genomics, Inc.	8-K	9/17/2012	10.2

10.3	Amendment to Loan and Security Agreement, dated September 15, 2012, by and between Oxford Finance LLC and Complete Genomics, Inc.	8-K	9/17/2012	10.3

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE GENOMICS, INC.

November 9, 2012	By:	/S/ AJAY BANSAL
Ajay Bansal
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger, dated as of September 15, 2012, by and among BGI-Shenzhen, Beta Acquisition Corporation and Complete Genomics, Inc.	8-K	9/17/2012	2.1

10.1	Tender and Support Agreement, dated September 15, 2012, by and among BGI-Shenzhen, Beta Acquisition Corporation, Clifford A. Reid, C. Thomas Caskey, Lewis J. Shuster, Charles P. Waite, Jr., Robert T. Wall, A. W. Homan, Ajay Bansal, Keith Raffel, Radoje T. Drmanac, OVP Venture Partners (and affiliated entities) and Essex Woodlands Health Ventures (and affiliated entities).	8-K	9/17/2012	10.1

10.2	Convertible Subordinated Promissory Note, dated September 15, 2012, by and among BGI-Shenzhen, BGI-HONGKONG Co., Limited and Complete Genomics, Inc.	8-K	9/17/2012	10.2

10.3	Amendment to Loan and Security Agreement, dated September 15, 2012, by and between Oxford Finance LLC and Complete Genomics, Inc.	8-K	9/17/2012	10.3

31.1	Certification of Chief Executive Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Complete Genomics, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*				X

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Complete Genomics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.